Form 10-K
period 2008-06-30
ALDAR GROUP, INC.
filed 2008-10-14
CIK 1425905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended June 30, 2008.

[  ] Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Commission File No. 333-135037

ALDAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1379559
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

7230 Indian Creek Lane, Suite 201, Las Vegas, NV 89149
(Address of principal executive offices)

Registrant’s telephone number, including area code: (253) 549-4336

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ]  Yes  [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ]  Yes  [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes

[  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ](Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[ X] Yes

[ ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold. $808,250

 (3,243,000 common shares @ $0.25 per share, based on last sales of securities)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 10, 2008, the registrant had 4,533,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

TABLE OF CONTENTS

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

6

ITEM 1B.  UNRESOLVED STAFF COMMENTS

6

ITEM 2.  PROPERTIES

6

ITEM 3.  LEGAL PROCEEDINGS

6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

6

PART II

7

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  7

ITEM 6.  SELECTED FINANCIAL DATA

9

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  10

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

14

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure  15

ITEM 9AT.  Controls and Procedures

15

Item 9B.  Other Information

16

PART III

16

ITEM 10.  Directors, Executive Officers, and Corporate Governance.

16

ITEM 11.  Executive Compensation

18

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  18

ITEM 13.  Certain Relationships and Related Transactions, Director Independence

20

ITEM 14.  Principal Accountant Fees and Services

20

PART IV

21

ITEM 15.  Exhibits, Financial Statement Schedules

21

Signatures

22

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.  BUSINESS

General

Aldar Group, Inc. is a for profit Nevada Corporation formed on July 15, 2004 for the purpose of acquiring, selling and breeding thoroughbred horses. The Aldar Group operations are principally based in the Pacific Northwest, with a focus on Washington State and its Washington Thoroughbred Breeders Association (WBTA) of which they are members, and Emerald Downs thoroughbred breeding and racing programs. We are engaged in breeding, buying and selling of thoroughbreds, "pinhooking" and racing of thoroughbred horses. "Pinhooking" involves the purchase of a yearling, that is, a horse that is between one and two years old, with a view towards training and then reselling that horse as a two-year-old. The term “pinhooking” is an old Kentucky tobacco idiom used when a speculator would buy a farmer’s young plants and later identify them with a pinned note at market. Buying the produce low and selling it high would return substantial profit for the speculators.1 In terms of thoroughbred auctions, pinhooking describes the practice of buying yearling horses at auction, overseeing their breaking and training, and eventually bringing them back to the auction ring to sell again as race-ready two-year-olds in training. The same practice can be done with weanlings to resell as yearlings.

Those horses that we are unable to pinhook at an acceptable profit, we plan to enter in races because we expect that if a horse is successful at racing, its value will increase. As of June 30, 2008, we held full title to four thoroughbreds, as well as ownership interests in two thoroughbred stallion syndicates, which are based at El Dorado farms in Enumclaw, Washington. Aldar also owns a one-third interest in a racing filly “RUSSIAN,” also boarded at El Dorado Farms.

Company Overview

Our President and sole employee, Kevin M. Murphy, currently makes all the decisions regarding the breeding, purchasing, training, racing and selling of our thoroughbred horses. In particular, Mr. Murphy makes the decisions regarding: (i) whether to purchase a certain thoroughbred horse; (ii) who would be retained to break-in and train the thoroughbred; (iii) whether the thoroughbred should be sold as a two year old (i.e., pinhooked); (iv) whether the thoroughbred should be kept and entered into future races; and (v) if raced, at what point, if any, the thoroughbred would be sold.

Mr. Murphy has limited experience in purchasing, breeding, pinhooking, and racing of thoroughbred horses. As a result, Mr. Murphy may, from time to time, retain consultants experienced in the thoroughbred industry to: (i) assist him in determining which thoroughbreds to purchase; (ii) assist him in training the purchased thoroughbreds; and (iii) assist him in determining whether the thoroughbred should be sold as a two year old or raced.

We expect to incur numerous expenses in our efforts to breed, pinhook, and race thoroughbred horses. First, we expect to pay for board and care of the horses. We expect to pay a 5% consultant fee for all thoroughbreds we purchase with the assistance of a consultant. Second, we plan to hire horse trainers to maintain, care and train our thoroughbreds. Such horse trainers will bill us for veterinary, food, shipping, blacksmith, breaking in and training expenses. We also expect to make payments to these horse trainers of 5% of the sales price of each thoroughbred that they train and we sell. Additional expenses could include sale nominations and entry fees, advertising, and video production.

We also expect to incur mortality and surgical insurance expense. This insurance will cost approximately 2.5% to 4% of the purchase price of each horse. Additionally, for each thoroughbred we sell at auction, we expect to pay a fee of 5% of the sale price to the auction house.

Websites

A substantial amount of work has been completed on the Company's website and can be viewed  at www.AldarGroupInc.com. The Company will also receive fees and commissions for sales of books through its sales link with Amazon.com. This feature of the website is now currently active by clicking on "Resources" on the Aldar Group home page at www.AldarGroupInc.com. The Company is still developing its web site as a commercial venture and once the website is completed, the Company can commence retail business activity, however, the Company has not engaged fully in any operating activities associated with book sales to date. The Company has received no book revenues to date.

Competition

The Company will compete against established companies with significantly greater financial, marketing, research and development, personnel, and other resources than the Company. Such competition could have a material adverse effect on the Company's profitability. See the Risk Factors section of this annual report.

Government Regulation

There are no government regulations regulating the breeding, purchase and sale of Thoroughbred horses. Wagering on Thoroughbred racing is regulated by Federal and State agencies.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our Northwest executive and administrative office is located at 1174 Manitou Drive, Fox Island Washington. We receive free use of this facility from a non-affiliated party. It has approximately 300 square feet of office space consisting of a conference room, a hospitality area and a bathroom. Aldar Group owns the office equipment and furniture. Management believes that this facility is adequate for us for at least the next 12 months.

Our principal Nevada executive offices are located at 7230 Indian Creek Lane, Ste 201, Las Vegas NV 89149 and our phone number is 253-549-4336.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “ALDJ,” however there has been no active trading market.  Our common stock has been quoted on the OTCBB since September 22, 2008.

660,000 of the 4,533,000 shares of common stock issued and outstanding as of June 30, 2008 may be eligible for resale under Rule 144 under the Securities Act two years after the January 2006 date of issuance. The possible resale of these shares at that time may have an adverse effect on the market price for our common stock.

Holders

As of October 10, 2008, we have 4,533,000 Shares of $0.001 par value common stock issued and outstanding held by thirty-four (34) stockholders of record.

The stock transfer agent for our securities is Stalt, Inc., 671 Oak Grove Avenue, Suite C, Menlo Park, CA 94025.

Dividends

There are no restrictions in Aldar’s Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	Aldar would not be able to pay its debts as they become due in the usual course of business;
Or
2.

Aldar’s total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and does not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On July 16, 2004, the Company undertook a private offering of 1,000,000 shares of its common stock, with an offering price of $0.001 per share. The proceeds from this offering were to be used to cover further start-up and organizational costs of the Corporation. This offering was undertaken directly by the Corporation. The Corporation prepared and distributed a private offering memorandum in connection with this offering to all prospective investors, made all filings, and paid all fees, as required under federal and state securities laws and regulations to properly qualify this offering under said laws and regulations, including but not limited to, Regulation D as promulgated by the U.S. Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933. All 1,000,000 shares were sold, resulting in proceeds to the Company of $1,000.

On September 1, 2005, the Company commenced an offering of 750,000 shares of its $.001 par value common stock at an offering price of $0.10 per share pursuant to the terms of a confidential private offering memorandum for the purpose of providing additional working and development capital for the Company. The minimum investment required was $250. No discounts or commissions were paid in connection with this offering. On March 2, 2006, this offering was closed, resulting in the sale of 750,000 shares and proceeds to the Company, before costs of the offering, of $75,000.

On January 31, 2006 the Company authorized the issuance of 1,260,000 shares of its $.001 par value common stock as a dividend to stockholders of record at January 31, 2006.

On March 3, 2006, the Company commenced an offering of 3,000,000 shares of its $.001 par value common stock at an offering price of $0.10 per share pursuant to the terms of a confidential private offering memorandum dated March 3, 2006, for the purpose of providing additional working and development capital for the Company. The minimum investment required was $250. No discounts or commissions were paid in connection with this offering. On July 31, 2007, this offering was closed, resulting in the sale of 1,405,000 shares and proceeds to the Company, before costs of the offering, of $140,500.

On August 1, 2007, the Company commenced an offering of 1,000,000 shares of its $.001 par value common stock at an offering price of $0.25 per share pursuant to the terms of a confidential private offering memorandum dated August 1, 2007, for the purpose of providing additional working and development capital for the Company. The minimum investment required was $500. No discounts or commissions were paid in connection with this offering. This offering has, to date, resulted in the sale of 108,000 Shares and proceeds to the Company, before costs of the offering, of $27,000.

All of these offerings were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Rule 504 under Regulation D as promulgated by the U.S. Securities and Exchange Commission. These offerings met the requirements of Rule 504 in that: (a) the total of funds raised in the five offerings does not exceed $1,000,000; and (b) the offer and sale of the Shares was not accomplished by means of any general advertising or general solicitation.

The class of persons to whom these offerings were made were "sophisticated investors." As a result, offers were made only to persons that the Company believed, and had reasonable grounds to believe, either (a) have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the proposed investment, or (b) can bear the economic risks of the proposed investment (that is, at the time of investment, could afford a complete loss). Additionally, sales were made only to persons whom the Company believed, and had reasonable grounds to believe immediately prior to such sale and upon making reasonable inquiry, (a) are capable of bearing the economic risk of the investment, and (b) either personally possess the requisite knowledge and experience, or, together with their offeree's representative, have such knowledge and experience.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

The following table includes select data extracted from, and should be examined in conjunction with, the audited financial statements and footnotes for the years ended June 30, 2008 and 2007 and the period of July 15, 2004 (inception) to June 30, 2008, as found under Item 8 of this annual report.

			From
			Inception
			(July 15,
	Year Ended	Year Ended	2004) to
	June 30,	June 30,	June 30,
	2008	2007	2008

Total expenses and losses	$ 124,335	$ 132,834	$ 352,956
Income from race winnings and horse sales	16,813	376	17,189
Other income	5,368	-	5,368
Net loss	(102,154)	(132,458)	(330,399)
Net cash provided by financing activities	53,500	109,000	271,500
Net cash used in operating activities	(57,740)	(127,419)	(223,818)
Cash on hand	470	710
Net loss per basic and diluted shares	(.02)	(0.03)
Weighted average number of common shares outstanding:
Basic and diluted	4,517,339	3,920,278
Cash dividends declared per common share	-	-
Property and equipment, net	20,849	33,692
Stockholders’ deficit	$ (86,889)	$ (11,735)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Results of Operations

We have generated revenues from operations of $17,189 since inception and have incurred $352,956 in expenses through June 30, 2008.

The following table provides selected financial data about our company for the year ended June 30, 2008 and 2007, respectively.

                 Balance Sheet Data:

   6/30/08

   6/30/07

                 Cash

$        470

$       710

                 Total assets

$   34,494

$  45,770

                 Total liabilities

$ 121,383

$  57,505

                 Stockholders' deficit

$  (86,889)

$ (11,735)

Plan of Operation

We have developed a plan of operations reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our anticipated purchases of new horses, and our required staffing and additional funding requirements to fulfill our business objectives.

Cash Requirements

We estimate that we require a minimum of approximately $150,000 and a maximum of approximately $250,000 to operate for the next 12 months from the date of this annual report. The minimum of $150,000 is required for operating expenses, training and care and boarding of our thoroughbreds. The maximum will be required, however, if we attend upcoming Thoroughbred Auctions. This estimate of required funds includes the $5,000 for commissions to our bloodstock agent, $25,000 in estimated operating expenses including office rent, boarding, training, sales preparation and $95,000 in additional overheads for purchases and/or racing our horses.  Additionally, as of June 30, 2008, we held full title to two thoroughbreds and ownership interests in one other thoroughbred and two stallion syndicates.  We expect to generate revenue from the sales of these horses and their foals. Specifically, we have successfully bred our two current mares and delivered two foals on April 14 and April 15, 2006, and one foal in April 2007.  In July of 2006, upon the advice of our Vet, Mr. Bob Campbell, we put down our colt by Lois Laner, out of Cahill Road, due to an incurable infection. The foal born April 14, 2006 was sold at auction in December 2007 at the WBTA sale for $6,200. To date, we have not generated a net profit and have no sales planned from our breeding program until late 2008. We hope to generate revenue in the second quarter of 2008 from our racing program.

To the extent we are unable to meet our operating expenses, we may borrow funds from our president Mr. Murphy or others, or we may attempt to raise capital from private individuals or institutional investment equity funds. Any funds generated from sales of horses or from equity investments, if any, in our company that exceeds our operating expenses and debt repayments will be used to purchase additional thoroughbred horses.

We have developed a plan of operations reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our anticipated purchases of new horses, and our required staffing and additional funding requirements to fulfill our business objectives.

Aldar attended and competitively bid on Yearlings at the Sept. 2008 WBTA Summer Yearling Sale but was unable purchase any new thoroughbreds.The Company did not send a representative to Keeneland, Kentucky for their Yearling Sale held over a two-week period in September 2008.. The Company purchased a one-third interest in a filly named RUSSIAN to train and race at Emerald downs in 2007. RUSSIAN placed fourth or better in four of her six races and won $18,326.  Russian was returned to Emerald downs in January 2008 to train for the April-October Emerald downs racing season. The Company purchased a filly named CASCADE PARK at the September 2006 WBTA Summer Yearling Sale at Emerald Downs.  That filly was in training to race in 2007 and placed in both her races run in September 2007. The Company sold Cascade Park for $4,000 to a Canadian racing interest in March 2008. The Company had a one-year-old filly we had bred and planned to sell at the coming 2008 auctions but due to a pasture accident, the filly was euthanized in February 2008 on advice from the attending veterinarian. The filly was insured and we received a $5,000 reimbursement under that policy.

We will continue our Mare Breeding program, and have purchased breeding rights to Matty-G for Lois Laner, which we consider our best mare. Matty-G was purchased by a Washington syndicate from Kentucky to stand in Washington. We plan on re-breeding Baby Alice to Cahill Road, a proven stallion and one in which we own an interest.  Lois Laner, who was bred to Matty G, had a colt foal in May of 2008, and Baby Alice, who was bred to Cahill Road, had a Filly foal in May, 2008.  Both Mares were bred back to Matty G., but only the Baby Alice breeding was successful.  Aldar plans on selling Lois Laner and the two foals privately or in the Washington Thoroughbred Breeders Association auction scheduled for December 3, 2008.

Revenues

The Company has recorded $17,189 in revenues from operations as of June 30, 2008, which was generated from race winnings and the sale of one bred foal.

The Company has purchased two broodmares who were with foals and two individual syndicate shares in established Stallions for breeding purposes. The mares and their foals are for breeding purposes and possible racing or re-sale, as are the Stallion syndicate shares. Two foals were born in April 2006, one of which died in June 2006 due to an incurable virus, and was uninsured. Another foal was born in April 2007 and had to be euthanized in 2008 because of a pasture accident.  This foal was insured and the death resulted in collection of $5,000 in insurance proceeds. The deaths may cause a substantial loss in future sales.  The foal born in 2006 was sold at auction in December 2007 for $6,200.  Two more foals were born in May 2008 and are being held for sale anticipated in December 2008.

The Company currently has full ownership in two Thoroughbreds and two mares (Lois Laner and Baby Alice). The two-year-old filly it bought at the Sept 2006 WBTA Auction (Cascade Park), was sold to a Canadian racing interest in March 2008. The Company owns syndicate shares in two stallions and a one-third interest in a racing/breeding partnership (Russian). The Company has received revenue from the one-third interest in the winnings from RUSSIAN ($8,644), and from the State of Washington for breeding a successful race horse from a special Breeders Program ($368). Aldar also has received revenue from the winnings of CASCADE PARK ($2,345) in 2007.  An Amazon book selling agreement has generated no sales to date.

Operating and General & Administrative Expenses

Operating expenses consisting of boarding, training, depreciation and amortization, breeding, consulting, and other general administrative expenses totaled $123,765 and $132,834 for the years ended June 30, 2008 and 2007, respectively.  Since inception through June 30, 2008, we have incurred operating expenses totaling $352,386

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

Capital and Liquidity

As of June 30, 2008 and 2007, we had total current assets of $7,574 and $4,149, and total current liabilities of $101,383 and $57,505, respectively.

During the years ended June 30, 2008 and 2007, the Company received $27,000 and $110,500, respectively, in cash from the sale of its common stock, and $243,500 since inception through June 30, 2008.  These proceeds are being used for operating and general and administrative expenses to sustain the Company through its development stage until it establishes profitable operations or receives cash from the issuance of additional common stock.

We had cash on hand of $470 and $710 as of June 30, 2008 and 2007, respectively. We do not have sufficient cash to meet our short-term expansion needs over the next 12 months, which are to expand our weanling purchase program, our pinhooking sales and purchase program, our mare and foal purchase program, our stallion breeding program, and our syndicate programs, and also to expand our website presence and our book sale program.

We believe we can meet our payment schedules for current boarding, care and syndicate share costs through additional sales. The Company will require additional cash, either from stock sales, racing profits, operating activities or cash advances from stockholders and officers, to meet our immediate expansions and financial needs and our long-term goals. Our long-term goals will be to expand our weanling purchase program, our pinhooking sales and purchase program ("Pinhooking" involves the purchase of a yearling, that is, a horse that is between one and two years old, with a view towards training and then reselling that horse as a two-year-old.), our mare and foal purchase program, our stallion breeding program, our partnership/syndicate programs, website presence, and our book sale program, and to advertise their availability. The Company may not be able to obtain additional financing, either in the form of racing profits, debt or equity, or guarantee that, if such financing is obtained, it will be available to us on reasonable terms. If we are able to obtain additional financing or structure strategic relationships in order to fund current or future projects, existing stockholders will likely experience further dilution of their percentage ownership of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ALDAR GROUP, INC.

(A Development Stage Company)

Audited Financial Statements

For the Years Ended June 30, 2008 and 2007,

and the Period of

July 15, 2004 (Date of Inception)

through June 30, 2008

TABLE OF CONTENTS

Description                                                                                         Page No.

Report of Independent Registered Public Accounting Firm

Financial Statements (Audited):

  Balance Sheets

2

 Statements of Operations

3

  Statement of Changes in Stockholders’ Equity (Deficit)

4

 Statements of Cash Flows

5

Notes to Audited Financial Statements

6 - 15

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aldar Group, Inc.

We have audited the accompanying balance sheets of Aldar Group, Inc. (a development stage company) (the Company) as of June 30, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and for the period of July 15, 2004 (inception) through June 30, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aldar Group, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, and for the period of July 15, 2004 (inception) through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred losses since inception, and has not generated significaant revenues from its planned principal operations.  This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

October 10, 2008

ALDAR GROUP, INC.
(A Development Stage Company)

BALANCE SHEETS

		June 30, 2008		June 30, 2007
ASSETS				
Current Assets:				
Cash	$	470	$	710
Accounts receivable (Note 9)		6,459		376
Prepaid expenses		645		1,863
Deposits (Note 8)		-		1,200
Total current assets		7,574		4,149
Property and Equipment (Note 2):				
Horses		34,512		40,012
Office furniture		2,200		2,200
Total property and equipment		36,712		42,212
Less: Accumulated depreciation		(15,863)		(8,520)
Net property and equipment		20,849		33,692
Other Assets:				
Stallion syndicates, net of accumulated amortization (Note 2)		6,071		7,929
Total Assets	$	34,494	$	45,770
LIABILITIES AND STOCKHOLDERS' DEFICIT				
Current Liabilities:				
Accounts payable - trade	$	45,475	$	18,423
Accounts payable - related party (Note 3)		49,193		39,082
Notes payable - related party (Note 3)		6,715		-
Total current liabilities		101,383		57,505
Long-term Liabilities:				
Notes payable - related parties (Note 3)		20,000		-
Total liabilities		121,383		57,505
Stockholders' Deficit (Note 4):				
Common stock, $.001 share par value, 75,000,000 shares authorized, 4,533,000 and 4,425,000 shares issued and outstanding at June 30, 2008 and 2007, respectively		4,533		4,425
Additional paid-in capital		238,977		212,085
Deficit accumulated during the development stage		(330,399)		(228,245)
Total stockholders' deficit		(86,889)		(11,735)
Total Liabilities and Stockholders' Deficit	$	34,494	$	45,770

See notes to audited financial statements

ALDAR GROUP, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended June 30, 2008	Year Ended June 30, 2007	July 15, 2004 (Inception) to June 30, 2008
Income			
Race winnings	$ 10,613	$ 376	$ 10,989
Breeding sales	6,200	-	6,200
Total Income	16,813	376	17,189
Operating Expenses			
Boarding fees	35,254	25,169	66,132
Training fees	7,201	10,729	17,930
Depreciation & amortization	10,346	8,043	19,937
Breeding fees	-	4,500	4,500
Consulting expense - related party	19,154	30,304	106,647
Consulting expense - other	897	18,000	27,397
Other general and administrative expenses	50,913	36,089	109,843
Total Operating Expenses	123,765	132,834	352,386
Other Income (Expenses)			
Interest expense - related party	(215)	-	(215)
Loss on sale of assets (Note 2)	(355)	-	(355)
Insurance proceeds (Note 9)	5,000	-	5,000
Other income	368	-	368
Total Other Income (Expenses)	4,798	-	4,798
Net Loss Before Provision for Income Taxes	(102,154)	(132,458)	(330,399)
Provision for Income Taxes	-	-	-
Net Loss	$ (102,154)	$ (132,458)	$ (330,399)
Net Loss Per Basic and Diluted Share	$ (0.02)	$ (0.03)	
Weighted Average Number of Common Shares Outstanding	4,517,339	3,920,278	

See notes to audited financial statements

ALDAR GROUP, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Number of Shares	Common Stock	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
Balance at July 15, 2004 (Date of Inception)............	-	$ -	$ -	$ -	$ -
Common Stock:					
Shares issued for cash..........	1,000,000	1,000	-	-	1,000
Shares issued for services.....	10,000	10	-	-	10
Net Loss.............................	-	-	-	(26,944)	(26,944
Balance, June 30, 2005........	1,010,000	1,010	-	(26,944)	(25,934
Common Stock:					
Shares issued for cash..........	1,050,000	1,050	103,950	-	105,000
Stock dividend.....................	1,260,000	1,260	(1,260)	-	-
Net Loss.............................	-	-	-	(68,843)	(68,843
Balance, June 30, 2006........	3,320,000	3,320	102,690	(95,787)	10,223
Common Stock:					
Shares issued for cash..........	1,105,000	1,105	109,395	-	110,500
Net Loss.............................	-	-	-	(132,458)	(132,458
Balance, June 30, 2007........	4,425,000	4,425	212,085	(228,245)	(11,735
Common Stock:					
Shares issued for cash..........	108,000	108	26,892	-	27,000
Net Loss.............................	-	-	-	(102,154)	(102,154
Balance, June 30, 2008........	4,533,000	$ 4,533	$ 238,977	$ (330,399)	$ (86,889

See notes to audited financial statements

ALDAR GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2008	Year Ended June 30, 2007	July 15, 2004 (Inception) to June 30, 2008
Cash Flows from Operating Activities:			
Net loss	$ (102,154)	$ (132,458)	$ (330,399
Adjustments to reconcile net loss to net cash used in operating activities:			
Depreciation and amortization	10,346	8,043	19,937
Loss on sale of assets	355	-	355
Common stock issued for services	-	-	10
Changes in operating assets and liabilities:			
(Increase) decrease in:			
Accounts receivable	(6,083)	(376)	(6,459
Prepaid expenses	1,218	(1,142)	(645
Deposits	1,200	(1,200)	-
Increase (decrease) in:			
Notes payable, accrued interest - related party	215	-	215
Accounts payable	27,052	5,630	45,475
Accounts payable - related party	10,111	(5,916)	47,693
Net Cash Used in Operating Activities	(57,740)	(127,419)	(223,818)
Cash Flows from Investing Activities:			
Purchase of horses and stallion syndicates	-	(15,012)	(49,012
Proceeds from sale of assets	4,000	-	4,000
Purchase of office furniture	-	(2,200)	(2,200
Net Cash Provided by (Used in) Investing Activities	4,000	(17,212)	(47,212
Cash Flows from Financing Activities:			
Proceeds from sale of common stock	27,000	110,500	243,500
Proceeds from related party notes payable	26,500	-	40,500
Payments on related party notes payable	-	(1,500)	(12,500
Net Cash Provided by Financing Activities	53,500	109,000	271,500
Net (Decrease) Increase in Cash	(240)	(35,631)	470
Cash, Beginning of the Period	710	36,341	-
Cash, End of the Period	$ 470	$ 710	$ 470
Supplemental Cash Flow Information:			
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Non-Cash Investing and Financing Activities:			
1,260,000 common shares issued as stock dividend	$ -	$ -	$ 1,260

See notes to audited financial statements

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

June 30, 2008 and 2007,

and the Period of July 15, 2004 (Inception) to June 30, 2008

NOTE 1:

Summary of Significant Accounting Policies

Nature of Operations:

Aldar Group, Inc. (the “Company”) is a Nevada corporation organized on July 15, 2004 for the purpose of purchasing and selling thoroughbred horses.  The Company operates in Washington State, and may also conduct operations in other areas of the horse and thoroughbred industry, such as purchasing, training, breeding, racing and selling of mares, weanlings, yearlings, adult race horses, and stallion shares and syndications.

Development Stage Company:

The Company has realized minimal revenues from its planned business purpose and, accordingly, is considered to be in its development stage as defined in SFAS No. 7, “Accounting and Reporting by Development Stage Companies.”

Property and Equipment:

Property and equipment consists of office equipment, horses, and partial interest in a race horse, all of which are stated at cost.  Depreciation is calculated over the estimated useful lives ranging from 3 to 7 years using the straight-line method (see Note 2).

Stallion Syndicates:

The Company owns syndicate shares in stallions, which represent rights to breed the Company’s mares with specific stallions.  The syndicates are considered intangible assets and are amortized over their determinable finite life of 7 years in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (see Note 2).

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes:

The Company is taxed as a “C” corporation under the Internal Revenue Code.  Accordingly, a provision has been made for the tax effects of transactions reported in the financial statements (see Note 5).

Cash Equivalents:

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Reclassifications

Certain immaterial amounts from prior years have been reclassified to conform to current year financial statement presentation.

(continued)

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007,

and the Period of July 15, 2004 (Inception) to June 30, 2008

NOTE 1:

Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contractes – an interpretation of FASB Statement No. 60.”  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in  an insured financial obligation.  This Statement also clarifies how Statement No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts, including the recongnition and measurement to be used to account for premium revenue and claim liabilities.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  This new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for fiscal years beginning on or after December 15, 2008.

(continued)

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007,

and the Period of July 15, 2004 (Inception) to June 30, 2008

NOTE 1:

Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator) at each subsequent reporting date.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations,” which replaces FASB Statement No. 141, “Business Combinations.”  This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This Statement requires acquisition and restructuring costs to be recognized separately from the acquisition. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.   This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

None of the above recently-issued pronouncements has current application to the Company, but will be implemented in the future as necessary.

Net Earnings (Loss) Per Share:

The Company has adopted SFAS No. 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement, and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.  The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

(continued)

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007,

and the Period of July 15, 2004 (Inception) to June 30, 2008

NOTE 2:

Property and Equipment, Stallion Syndicates

June 30,

2008

2007

Property and equipment is summarized as follows:

Property and equipment:

Horses

$

34,512

$

40,012

Office furniture

2,200

2,200

Total property and equipment

36,712

42,212

Accumulated depreciation:

Horses

15,303

8,258

Office furniture

560

262

Total property and equipment

15,863

8,520

Net property and equipment

$

20,849

$

33,692

Stallion syndicates are summarized as follows:

Stallion syndicates

$

9,000

$

9,000

Accumulated amortization

(2,929)

(1,071)

Net stallion syndicates

$

6,071

$

7,929

Horse depreciation of $8,190 and $7,067 and stallion syndicate amortization of $1,858 and $714 are included in operating expenses in the statement of operations for the years ended June 30, 2008 and 2007, respectively, while office furniture depreciation of $298 and $262 is included in general and administrative expenses for the years ended June 30, 2008 and 2007, respectively.  No additional impairment beyond straight-line amortization on the stallion syndicates was noted for the years ended June 30, 2008 and 2007.

In March 2008, the Company sold one of its horses to an unrelated party for $4,000 cash.  The horse had a historical cost of $5,500 and net book value of $4,355 at the time of the sale, resulting in a loss on the sale of $355.

NOTE 3:

Related Party Transactions

On August 19, 2004 the Company entered into a consulting agreement with an entity affiliated with a stockholder (the Affiliate).  The Affiliate was engaged to perform consulting services for the Company for a term of six months commencing August 19, 2004, in exchange for $15,000 and 10,000 shares of common stock.  This agreement has been renewed for various periods since inception with payment terms equating to $2,500 per month.  The agreement expired December 31, 2007 and was not renewed for another term.  Since the expiration of the consulting services agreement, the Company has been charged service-specific fees by the Affiliate on an as needed basis.

(continued)

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007,

and the Period of July 15, 2004 (Inception) to June 30, 2008

NOTE 3:

Related Party Transactions – (continued)

During the year ended June 30, 2006, the Affiliate advanced the Company $14,000, of which $1,500 and $11,000 was repaid during the years ended June 30, 2007 and 2006, respectively, resulting in an outstanding balance of $1,500 at June 30, 2008 and 2007.  Interest has not been imputed on the notes due to their nominal amounts.

In February and March 2008, the Company entered into notes payable totaling $20,000 with two stockholders.  The notes bear 7% annual interest (which will start accruing in July 2008) and are due in February and March 2011.  No principal payments had been made as of June 30, 2008.

On March 27, 2008, the Company entered into a demand promissory note with the Company’s President for $6,500 due October 31, 2008.  The note bears interest of 10% during the term of the note, or 25% per annum on the unpaid balance after maturity.  The note is secured against the Company’s one-third ownership interest in Russian, a three year old racing filly.  Interest in the amount of $215 has been accrued for the year ended June 30, 2008.

The Affiliate leased office space in behalf of the Company at $400 per month during the period of November 2005 through March 2008, and as of June 30, 2008 and 2007 the Company owed the Affiliate for these lease payments (see Note 8).

The Affiliate regularly incurs expenses in behalf of the Company in the normal course of business.  Activity with the Affiliate is summarized as follows:

Payable to Affiliate July 15, 2004 (Inception)

$

-
Consulting fees

 26,250

Operating expenses incurred in behalf of the Company

809
Amounts paid to Affiliate

(609)
Payable to Affiliate June 30, 2005

26,450

Consulting fees

 30,000
Lease expense…………………………………………………..

3,300

Proceeds from notes payable……………………………………

14,000

Operating expenses incurred in behalf of the Company

11,327
Amounts paid to Affiliate

(38,579)
Payable to Affiliate June 30, 2006

46,498

Consulting fees

 30,000

Lease expense…………………………………………………….

4,800

Operating expenses incurred in behalf of the Company

16,640
Amounts paid to Affiliate

(58,856)

Payable to Affiliate June 30, 2007

39,082

(continued)

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007,

and the Period of July 15, 2004 (Inception) to June 30, 2008

NOTE 3:

Related Party Transactions (continued)

Consulting fees

$

 18,000

Lease expense…………………………………………………….

3,600

Operating expenses incurred in behalf of the Company

8,937
Amounts paid to Affiliate

(20,426)

Payable to Affiliate June 30, 2008

$

49,193

NOTE 4:

Stockholders’ Equity and Equity Transactions

From the date of inception, July 15, 2004, through June 30, 2008 the Company had the following equity transactions:

On July 16, 2004, the Company issued 175,000 shares of common stock at $.001 par value for $175 in cash.

On July 22, 2004, the Company issued 175,000 shares of common stock at $.001 par value for $175 in cash.

On August 19, 2004, the Company issued 10,000 shares of common stock at $.001 par value to an Affiliate of the Company for services rendered, valued at $10 in connection with the consulting agreement described in Note 3 above.

On November 4, 2004, the Company issued 650,000 shares of common stock at $.001 par value for $650 in cash.

On December 19, 2005, the Company issued 150,000 shares of common stock at a price of $.10 per share for $15,000.

On December 31, 2005, the Company issued 50,000 shares of common stock at a price of $.10 per share for $5,000.

On December 31, 2005, the Company issued 50,000 shares of common stock at a price of $.10 per share for $5,000.

On March 3, 2006, the Company issued 20,000 shares of common stock at a price of $.10 per share for $2,000.

On April 17, 2006, the Company issued 150,000 shares of common stock at a price of $.10 per share for $15,000.

On May 8, 2006, the Company issued 30,000 shares of common stock at a price of $.10 per share for $3,000.

On June 23, 2006, the Company issued 300,000 shares of common stock at a price of $.10 per share for $30,000.

(continued)

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007,

and the Period of July 15, 2004 (Inception) to June 30, 2007

NOTE 4:

Stockholders’ Equity and Equity Transactions (continued)

On June 23, 2006, the Company issued 300,000 shares of common stock at a price of $.10 per share for $30,000.

On January 31, 2006, the Company declared and issued a common stock dividend of 1,260,000 shares at $.001 par value to stockholders of record as of January 31, 2006.

On August 11, 2006, the Company issued 5,000 shares of common stock at a price of $.10 per share for $500.

On August 18, 2006, the Company issued 150,000 shares of common stock at a price of $.10 per share for $15,000.

On August 18, 2006, the Company issued 150,000 shares of common stock at a price of $.10 per share for $15,000.

On August 18, 2006, the Company issued 5,000 shares of common stock at a price of $.10 per share for $500.

On September 18, 2006, the Company issued 5,000 shares of common stock at a price of $.10 per share for $500.

On September 18, 2006, the Company issued 5,000 shares of common stock at a price of $.10 per share for $500.

On September 18, 2006, the Company issued 5,000 shares of common stock at a price of $.10 per share for $500.

On September 19, 2006, the Company issued 20,000 shares of common stock at a price of $.10 per share for $2,000.

On September 19, 2006, the Company issued 20,000 shares of common stock at a price of $.10 per share for $2,000.

On October 24, 2006, the Company issued 10,000 shares of common stock at a price of $.10 per share for $1,000.

On November 20, 2006, the Company issued 25,000 shares of common stock at a price of $.10 per share for $2,500.

On February 8, 2007, the Company issued 10,000 shares of common stock at a price of $.10 per share for $1,000.

On February 8, 2007, the Company issued 25,000 shares of common stock at a price of $.10 per share for $2,500.

(continued)

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007

and the Period of July 15, 2004 (Inception) to June 30, 2008

NOTE 4:

Stockholders’ Equity and Equity Transactions (continued)

On February 8, 2007, the Company issued 25,000 shares of common stock at a price of $.10 per share for $2,500.

On February 8, 2007, the Company issued 450,000 shares of common stock at a price of $.10 per share for $45,000.

On February 8, 2007, the Company issued 5,000 shares of common stock at a price of $.10 per share for $500.

On February 8, 2007, the Company issued 100,000 shares of common stock at a price of $.10 per share for $10,000.

On February 22, 2007, the Company issued 10,000 shares of common stock at a price of $.10 per share for $1,000.

On February 22, 2007, the Company issued 5,000 shares of common stock at a price of $.10 per share for $500.

On February 22, 2007, the Company issued 10,000 shares of common stock at a price of $.10 per share for $1,000.

On May 1, 2007, the Company issued 65,000 shares of common stock at a price of $.10 per share for $6,500.

On August 14, 2007, the Company issued 100,000 shares of common stock at a price of $.25 per share for $25,000.

On February 13, 2008, the Company issued 8,000 shares of common stock at a price of $.25 per share for $2,000.

The above issuances resulted in 4,533,000 and 4,425,000 shares issued and outstanding at June 30, 2008 and 2007, respectively.

NOTE 5:

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of various assets and liabilities based on the income taxes expected to be payable in future years.

(continued)

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007,

and the Period of July 15, 2004 (Inception) to June 30, 2008

NOTE 5:

Income Taxes (continued)

Development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from July 15, 2004 (date of inception) through June 30, 2008 of $330,399 will begin to expire in 2024. Accordingly, deferred tax assets of approximately $116,000 were offset by a valuation allowance, which increased by approximately $36,000 and $46,000 during the years ended June 30, 2008 and 2007, respectively.

NOTE 6:

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, equity or debt financing, or asset sales.  To the extent financing is not available, the Company may not be able to or may be delayed in developing its services and meeting its obligations.  The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements.  The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

NOTE 7:

Subsequent Events

On August 13, 2008, the Company received a loan for $2,000 from an affiliated company.  The note is non-interest bearing and due on demand.

NOTE 8:

Operating Leases

As described at Note 3, the Company has entered into an agreement with an affiliate whereby the Company leases office space located in Las Vegas, Nevada.  The term of the agreement is one year, commencing April 1, 2007, and requires monthly lease payments of $400 and a refundable security deposit of $1,200.  In the year ended June 30, 2008, the security deposit was applied to rent owing.  The lease was not renewed for another term.  Rent expense with the affiliate for the years ended June 30, 2008 and 2007 totaled $3,600 and $4,800, respectively, all of which is still owed to the affiliate.

The Company also rents office space from an unrelated company in Vancouver, British Columbia for $150 per month.  The lease operates on a month-to-month basis and is cancellable by either party at any time.  Rent expense for this office space totaled $1,800 and $0 for the years ended June 30, 2008 and 2007.

(continued)

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS (continued)

June 30, 2008 and 2007,

and the Period of July 15, 2004 (Inception) to June 30, 2008

NOTE 9:

Revenue Recognition and Other Income

The Company’s current sources of income are derived from winnings earned by race horses in which the Company owns either full or partial interest and sale of foals from its breeding program.  Income from race winnings is recorded on the race dates with an accompanying receivable to be reduced when checks are subsequently cut and distributed to all interest owners.  Income from the sale of foals is recorded on the sale date.  During the years ended June 30, 2008 and 2007, the Company earned race winnings of $10,613 and $376 respectively, and sold its first foal at auction for $6,200 in 2008.

In May 2008, the Company received insurance proceeds totaling $5,000 pursuant to a claim related to the euthanization of one of its foals.  This foal was bred from two of the Company’s horses, and no costs were incurred in the acquisition of the foal.  Accordingly, the insurance proceeds have been reported as other income.

 (concluded)

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT –Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, Kevin Murphy (our principal executive officer and principal financial officer) concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company,  and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring, based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As of June 30, 2008, management has determined that the Company’s internal control over financial reporting as of June 30, 2008 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported on Form 8-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below is the name and age of each individual who was a director or executive officer of Aldar Group, Inc. as of June 30, 2008, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
Kevin M. Murphy	62	Director, President	September 17, 2008 to present

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officer:

Mr. Kevin M. Murphy, President/Director

Mr. Murphy, age 62, is an international consultant with many years of executive management experience in corporate reorganization, finance, administration, and new business development. He has served on the Board of Directors of several companies. Mr. Murphy serves as President and CEO of Wannigan Capital Corp. and as a Director of Lone Mountain Mines, Inc. (formerly iAudioCampus.com.).  Mr. Murphy also serves as President and CEO and Chairman of the Board of Directors of Greenleaf Forum International, Inc., a private investment banking firm. Mr. Murphy became CEO and Chairman of the Board of Absolute Future.Com, Inc. on August

15, 2001.  He applied for reorganization for Absolute Future.Com through the Federal Bankruptcy Courts January 31, 2002.  Mr. Murphy filed Bankruptcy in June of 2001. He is CEO and President of a private company, OFG Oil and Gas, in the American oil industry. Mr. Murphy is an alumnus of the University of California (UCLA), Los Angeles School of Economics and the California State University (CSULA) at Los Angeles's School of Business, and is an Alumni of Sigma Alpha Epsilon.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment has not been subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company’s Board of Directors does not have a separately designated audit committee or an “audit committee financial expert.” Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

The Board of Directors does not have an audit committee financial expert at this time due to the fact that the Company has only limited operations and no revenues.  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation

(a) No officer or director of the Company is receiving any remuneration at this time.

(b) There are no annuity, pension, or retirement benefits proposed to be paid to officers, directors, or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation.

(c) No remuneration is proposed to be paid in the future directly or indirectly by the Corporation to any officer or director under any plan, which presently exists.

Director Compensation

The Director of the Company does not receive compensation at this time.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of June 30, 2008. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 4,533,000 total outstanding shares of our common stock as of June 30, 2008.

Amount and Nature of Beneficial Ownership as of June 30, 2008:

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner of common Shares	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Kevin M. Murphy President/Director(2)	1174 Manitou Dr NW Fox Island, WA 98333	1,300,000	28.68%
All officers and directors as a group (1)		1,300,000	28.68%
Kerren Bottay	Lake Placid Rd., Whistler, BC Canada	350,000	7.72%
Donna Alaimo(1)	8 Marwood Pl., Stoney Brook, NY 11790	450,000	9.93%
Steven Alaimo(1)	8 Marwood Pl., Stoney Brook, NY 11790	300,000	6.62%
Joseph Alaimo	21 Colby Dr., Kings Park, NY 11754	300,000	6.62%
Greenleaf Forum (2) Investment Group Inc.	1174 Manitou Dr, NW Fox Island, WA 98333	1,300,000	28.68%
Dr. Greg Ostergren	4700 Pt. Fosdick Dr., #202 Gig Harbor, WA 98335	350,000	7.72%

 (1) Donna & Steven Alaimo are husband and wife.

(2) Greenleaf Forum is owned by Kevin M. Murphy.  Mr. Murphy is also President of Wannigan Capital Corp., consultant to Aldar Group Inc.

Item 13 – Certain Relationships and Related Transactions, Director Independence

Other than as set forth in this item, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation S-K had or is to have a direct or indirect material interest.

In August 2004, the Company entered into a renewable six-month Consulting Agreement with Wannigan Capital Corp., a company whose President and Director is Kevin M. Murphy. Mr. Murphy was a Director of Aldar Group, Inc. from inception (February 25, 2004) until December 30, 2004, and is our current president. The Agreement has been renewed several times for various periods, each of which defines payment terms equivalent to $2,500 payable monthly to Wannigan Capital Corp. This agreement’s final term expired on December 31, 2007, after which it was not renewed.  Since the agreement’s expiration, consulting services have been, and will continue to be, charged service-specific fees on an as-needed basis.  During the period of November 2005 through March 2008, Wannigan Capital leased office space in our behalf for $400 per month.  As a result of these arrangements, related party payables due to Wannigan Capital totalled $47,693 and $37,582  at June 30, 2008 and 2007, respectively, for accrued management fees, rent, and reimbursable expenses.  In addition, during the year ended June 30, 2006, the Company received cash advances totalling $14,000 from Wannigan Capital, of which $1,500 is still owed at June 30, 2008 and 2007.

On March 27, 2008, the Company entered into a demand promissory note with the Mr. Murphy for $6,500 due October 31, 2008.  The note bears interest of 10% during the term of the note, or 25% per annum on the unpaid balance after maturity.  The note is secured against the Company’s 33 1/3 ownership interest in Russian, a three year old racing filly.  Interest in the amount of $215 has been accrued for the year ended June 30, 2008.  Mr. Murphy Chairs the Company’s advisory Board and provides additional services at no charge.

In February and March 2008, the Company entered into notes payable totaling $20,000 with two stockholders.  The notes carry 7% annual interest (which will start accruing in July 2008) and are due in February and March 2011.  No principal payments had been made as of June 30, 2008.

Item 14 – Principal Accountant Fees and Services

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of interim financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2008:

$ 8,800

2007:

$ 11,500

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2008:

$ 0

2007:

$ 0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2008:

$ 0

2007:

$ 0

Preparation of the Company’s corporate tax return for the fiscal year ended June 30, 2008 is currently underway.

All Other Fees:

2008:

$ 0

2007:

$ 0

 (5)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

The following exhibits are included with this filing:

Exhibit

Number

Description

3(i)

Articles of Incorporation (1)

3(ii)

Bylaws (1)

10

Lease Agreement (1)

14

Code of Ethics

31

Rule 13a-14(a)/15d-14(a) Certification

32

Section 1350 Certification

(1)

Filed with the Securities and Exchange Commission on February 12, 2008 as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-149184 which exhibit is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 10, 2008

Aldar Group, Inc.

By:

/s/ Kevin M. Murphy

Kevin M. Murphy, President (principal

executive and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

October 10, 2008

By:

/s/ Kevin Murphy

Kevin M. Murphy, President (principal

executive officer), Chief Financial Officer

(principal financial officer), Secretary,

principal accounting officer and member of

the Board of Directors