Form 10-Q
period 2008-09-30
ALDAR GROUP, INC.
filed 2008-11-19
CIK 1425905

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the quarterly period ended September 30, 2008

Commission File Number 333-135037

ALDAR GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada                      20-1379559

(State of                     (IRS Employer

 Incorporation)             (ID Number)

7230 Indian Creek Lane, Suite 201, las Vegas, NV 89149

Telephone:  253-549-4336

 (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X

No  ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting compamy.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ] (Do not check if a smaller reporting company)	Smaller Reporting Company	[X]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X

No  ______

As of October 31, 2008, the registrant had 4,533,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Aldar Group, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2008 included in our Annual Report on Form 10K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 14, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2009.

ALDAR GROUP, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30,	June 30,
	2008	2008
ASSETS
Current Assets:
Cash	$186	$470
Accounts receivable (Note 9)	6,458	6,459
Prepaid expenses	430	645
Total current assets	7,074	7,574

Property and Equipment (Note 2):
Horses	12,500	34,512
Office furniture	2,200	2,200
Total property and equipment	14,700	36,712
Less: Accumulated depreciation	(5,252)	(15,863)
Net property and equipment	9,448	20,849

Other Assets:	5,750	6,071
Stallion syndicates, net of accumulated amortization (Note 2)

Total Assets	$22,272	$34,494

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable - trade	$29,474	$45,475
Accounts payable - related party (Note 3)	71,804	49,193
Notes payable - related party (Note 3)	7,040	6,715
Total current liabilities	108,318	101,383

Long-term Liabilities:
Notes payable - related parties (Note 3)	20,000	20,000

Total liabilities	128,318	121,383

Stockholders’ Deficit (Note 4):
Common stock, $.001 share par value, 75,000,000 shares
authorized, 4,533,000 and 4,533,000 shares issued and
outstanding at September 30, 2008 and June 30, 2008	4,533	4,533
Additional paid-in capital	238,977	238,977
Deficit accumulated during the development stage	(349,556)	(330,399)
Total stockholders’ deficit	(106,046)	(86,889)
Total Liabilities and Stockholders’ Deficit	$22,272	$34,494

See notes to audited financial statements

ALDAR GROUP, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			July 15,
			2004
	Three months	Three months	(Inception)
	Ended	Ended	to
	September 30,	September 30,	September 30,
	2008	2007	2008

Income
Race winnings	$1,518	$7,999	$12,507
Breeding sales	-	-	6,200
Total Income	1,518	7,999	18,707

Operating Expenses
Boarding fees	3,923	9,127	70,055
Training fees	1,820	4,672	19,750
Depreciation & amortization	1,195	2,060	21,132
Breeding fees	-	-	4,500
Consulting expense - related party	2,103	7,983	108,750
Consulting expense - other	-	-	27,397
Other general and administrative expenses	7,448	8,619	117,291
Total Operating Expenses	16,489	32,461	368,875

Other Income (Expenses)
Interest expense - related party	(325)	-	(540)
Loss on sale of assets (Note 2)	(3,861)	-	(4,216)
Insurance proceeds (Note 9)	-	-	5,000
Other income	-	-	368
Total Other Income (Expenses)	(4,186)	-	612

Net Loss Before Provision for
Income Taxes	(19,157)	(24,462)	(349,556)

Provision for Income Taxes	-	-	-

Net Loss	$(19,157)	$(24,462)	$(349,556)

Net Loss Per Basic and Diluted Share	$(0.00)	$(0.01)

Weighted Average Number of Common
Shares Outstanding	4,533,000	4,438,056

See notes to audited financial statements

ALDAR GROUP, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During
	Number	Common	Paid-In	Development
	of Shares	Stock	Capital	Stage	Total

Balance at July 15, 2004
(Date of Inception)	-	$-	$-	$-	$-

Common Stock:
Shares issued for cash	1,000,000	1,000	-	-	1,000
Shares issued for services	10,000	10	-	-	10

Net Loss	-	-	-	(26,944)	(26,944)

Balance, June 30, 2005	1,010,000	1,010	-	(26,944)	(25,934)

Common Stock:
Shares issued for cash	1,050,000	1,050	103,950	-	105,000
Stock dividend	1,260,000	1,260	(1,260)	-	-

Net Loss	-	-	-	(68,843)	(68,843)

Balance, June 30, 2006	3,320,000	3,320	102,690	(95,787)	10,223

Common Stock:
Shares issued for cash	1,105,000	1,105	109,395	-	110,500

Net Loss	-	-	-	(132,458)	(132,458)

Balance, June 30, 2007	4,425,000	4,425	212,085	(228,245)	(11,735)

Common Stock:
Shares issued for cash	108,000	108	26,892	-	27,000

Net Loss	-	-	-	(102,154)	(102,154)

Balance, June 30, 2008	4,533,000	$4,533	$238,977	$(330,399)	$(86,889)

Net Loss	-	-	-	(19,157)	(19,157)

Balance, September 30, 2008	4,533,000	$4,533	$238,977	$(349,556)	$(106,046)

See notes to audited financial statements

ALDAR GROUP, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Three months	Three months	2004 (Inception)
	Ended	Ended	to
	September 30,	September 30,	September 30,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	(19,157)	$(24,462)	$(349,556)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,195	2,139	21,132
Loss on sale of assets	3,861	-	4,216
Common stock issued for services		-	10
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	-	(2,720)	(6,459)
Prepaid expenses	215	574	(430)
Deposits	-	-	-
Increase (decrease) in:
Notes payable, accrued interest - related party	325	-	540
Accounts payable	(16,001)	2,126	29,474
Accounts payable - related party	22,610	3,768	70,303
Net Cash Used in Operating Activities	(6,952)	(18,575)	(230,770)

Cash Flows from Investing Activities:
Purchase of horses and stallion syndicates	-	-	(49,012)
Proceeds from sale of assets	6,668	-	10,668
Purchase of office furniture	-	-	(2,200)
Net Cash Provided by (Used in) Investing Activities	6,668	-	(40,544)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	25,000	243,500
Proceeds from related party notes payable	-	-	40,500
Payments on related party notes payable	-	-	(12,500)
Net Cash Provided by Financing Activities	-	25,000	271,500

Net (Decrease) Increase in Cash	(284)	6,425	186
Cash, Beginning of the Period	470	710	-

Cash, End of the Period	$186	$7,135	$186

Supplemental Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities:
1,260,000 common shares issued as stock dividend	$-	$-	$1,260

See notes to audited financial statements

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three months ended September 30, 2008

and the Period of July 15, 2004 (Inception) to September 30, 2008

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

(continued)

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

For the three months ended September 30, 2008

and the Period of July 15, 2004 (Inception) to September 30, 2008

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

(continued)

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

For the three months ended September 30, 2008 and 2007,

and the Period of July 15, 2004 (Inception) to September 30, 2008

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

(continued)

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

For the three months ended September 30, 2008

and the Period of July 15, 2004 (Inception) to September 30, 2008

NOTE 2:

Property and Equipment, Stallion Syndicates

	September 30	June 30,
	2008	2008
Property and equipment is summarized as follows:

Property and equipment:
Horses	$12,500	$34,512
Office furniture	2,200	2,200
Total property and equipment	14,700	36,712

Accumulated depreciation:
Horses	4,613	15,303
Office furniture	639	560
Total property and equipment	5,252	15,863

Net property and equipment	$9,448	$20,849

Stallion syndicates are summarized as follows:

Stallion syndicates	$9,000	$9,000
Accumulated amortization	(3,250)	(2,929)

Net stallion syndicates	$5,750	$6,071

Horse depreciation of $1,686 and $1,881 and stallion syndicate amortization of $321 and $179 are included in operating expenses in the statement of operations for the three months ended September 30, 2008 and 2007, respectively, while office furniture depreciation of $79 and $79 is included in general and administrative expenses for the three months ended September 30, 2008 and 2007, respectively.  No additional impairment beyond straight-line amortization on the stallion syndicates was noted for the periods ended September 30, 2008 and 2007.

On September 30, 2008, the Company sold one of its horses to an unrelated party to settle debt of $5,000.  The horse had a historical cost of $12,500 and net book value of $7,887 at the time of the sale, resulting in a loss on the sale of $2,887.

In September 2008, the Company sold one of its horses to an unrelated party to settle debt of $1,668.  The horse had a historical cost of $9,512 and net book value of $2,642 at the time of the sale, resulting in a loss on the sale of $974.

 (continued)

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

Three months ended September 30, 2008

and the Period of July 15, 2004 (Inception) to September 30, 2008

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

In February and March 2008, the Company entered into notes payable totaling $20,000 with two stockholders.  The notes bear 7% annual interest (which will start accruing in July 2008) and are due in February and March 2011.  No principal payments had been made as of September 30, 2008

On March 27, 2008, the Company entered into a demand promissory note with the Company’s President for $6,500 due October 31, 2008.  The note bears interest of 10% during the term of the note, or 25% per annum on the unpaid balance after maturity.  The note is secured against the Company’s one-third ownership interest in Russian, a three year old racing filly.  Interest in the amount of $215 has been accrued for the year ended June 30, 2008.  Interest in the amount of $325 has been accrued for the three months ended September 30, 2008.  Subsequently, Russian was sold and the debt will be converted to an unsecured note payable to the Company’s President.

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

-
Consulting fees

 26,250

Operating expenses incurred in behalf of the Company

809
Amounts paid to Affiliate

(609)
Payable to Affiliate June 30, 2005

26,450

(continued)

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

Three months ended September 30, 2008

and the Period of July 15, 2004 (Inception) to September 30, 2008

NOTE 3:

Related Party Transactions (continued)

Consulting fees

$

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

Consulting fees

 18,000

Lease expense…………………………………………………….

3,600

Operating expenses incurred in behalf of the Company

8,937
Amounts paid to Affiliate

(20,426)

Payable to Affiliate June 30, 2008

49,193

Operating expenses incurred in behalf of the Company

22,660
Amounts paid to Affiliate

(49)

Payable to Affiliate September 30, 2008

$

71,804

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

 (continued)

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

Three months ended September 30, 2008

and the Period of July 15, 2004 (Inception) to September 30, 2008

NOTE 4:

Stockholders’ Equity and Equity Transactions (continued)

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

 (continued)

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

Three months ended September 30, 2008

and the Period of July 15, 2004 (Inception) to September 30, 2008

NOTE 4:

Stockholders’ Equity and Equity Transactions (continued)

On August 14, 2007, the Company issued 100,000 shares of common stock at a price of $.25 per share for $25,000.

On February 13, 2008, the Company issued 8,000 shares of common stock at a price of $.25 per share for $2,000.

The above issuances resulted in 4,533,000 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively.

NOTE 5:

Income Taxes (continued)

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

Development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from July 15, 2004 (date of inception) through September 30, 2008 of $349,556 will begin to expire in 2024. Accordingly, deferred tax assets of approximately $116,000 were offset by a valuation allowance, which increased by approximately $6,500 and $8,000 during the three months ended September 30, 2008 and 2007, respectively.

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

 (continued)

ALDAR GROUP, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

Three months ended September 30, 2008

and the Period of July 15, 2004 (Inception) to September 30, 2008

NOTE 7:

Subsequent Events

On October 2, 2008, the Company sold its interest in one of its stallion syndicates for $4,500.

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

NOTE 9:

Revenue Recognition and Other Income

The Company’s current sources of income are derived from winnings earned by race horses in which the Company owns either full or partial interest and sale of foals from its breeding program.  Income from race winnings is recorded on the race dates with an accompanying receivable to be reduced when checks are subsequently cut and distributed to all interest owners.  Income from the sale of foals is recorded on the sale date.  During the three months ended September 30, 2008 and 2007, the Company earned race winnings of $1,518 and $7,999 respectively.

 (concluded)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

We have generated revenues from operations of $17,189 since inception and have incurred $352,956 in expenses through September 30, 2008.

The following table provides selected financial data about our company for the quarter ended September 30, 2008.

                 Balance Sheet Data:

   9/30/08

                 Cash

$

                 Total assets

$

                 Total liabilities

$

                 Stockholders' deficit

$

Plan of Operation

We have developed a plan of operations reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our anticipated purchases of new horses, and our required staffing and additional funding requirements to fulfill our business objectives.

Cash Requirements

We estimate that we require a minimum of approximately $150,000 and a maximum of approximately $250,000 to operate for the next 12 months from the date of this annual report. The minimum of $150,000 is required for operating expenses, training and care and boarding of our thoroughbreds. The maximum will be required, however, if we attend upcoming Thoroughbred Auctions. This estimate of required funds includes the $5,000 for commissions to our bloodstock agent, $25,000 in estimated operating expenses including office rent, boarding, training, sales preparation and $95,000 in additional overheads for purchases and/or racing our horses.  Additionally, as of September 30, 2008, we held full title to two thoroughbreds and ownership interests in two stallion syndicates. On October 2, 2008 the Company sold its ownership interest in one of the stallion syndicates.  We expect to generate revenue from the sales of these horses and their foals. Specifically, we successfully bred our two mares and delivered two foals on April 14 and April 15, 2006, and one foal in April 2007.  In July of 2006, upon the advice of our Vet, Mr. Bob Campbell, we put down our colt by Lois Laner, out of Cahill Road, due to an incurable infection. The foal born April 14, 2006 was sold at auction in December 2007 at the WBTA sale for $6,200. To date, we have not generated a net profit and have sold one broodmare and its foal to an unrelated party. We generated  limited revenue in the second quarter of 2008 from our racing program.

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

Management attended and competitively bid on 1-4 Yearlings at the Sept. 2008 WBTA Summer Yearling Sale, but was unable to purchase any new thoroughbreds.  The Company did not send a representative to Keeneland, Kentucky for their Yearling Sale held over a two-week period in September 2008.. The Company purchased a one-third interest in a filly named RUSSIAN to train and race at Emerald downs in 2007. RUSSIAN placed fourth or better in four of her six races and won $18,326.  Russian was returned to Emerald downs in January 2008 to train for the April-October Emerald downs racing season. Russian had limited success and was sold in late September of 2008 as a broodmare. The Company purchased a filly named CASCADE PARK at the September 2006 WBTA Summer Yearling Sale at Emerald Downs.  That filly was in training to race in 2007 and placed in both her races run in September 2007. The Company sold Cascade Park for $4,000 to a Canadian racing interest in March 2008. The Company had a one-year-old filly we had bred and planned to sell at the coming 2008 auctions but due to a pasture accident, the filly was euthanized in February 2008 on advice from the attending veterinarian. The filly was insured for $8,000 and we received a $5,000 reimbursement under that policy.

We have terminated our breeding program due to its limited success over the last 2 years, but will retain our Stud rights in Private Gold. We had purchased breeding rights to Matty-G for Lois Laner, which we consider our best mare but were unsuccessful in bringing the pregnancy to a full term. Matty-G was purchased by a Washington syndicate from Kentucky to stand in Washington.  We had planned on re-breeding Baby Alice to Cahill Road, but were able to breed Baby Alice to Matty G a highly sought Stallion with a proven record of delivering high value foals. Baby Alice who was bred to Matty G, had a Filly foal in May of 2008.  Both Mares were bred back to Matty G., but only the Baby Alice breeding was successful.  Aldar sold Lois Lane, and her foal privately prior to the  Washington Thoroughbred Breeders Association (WBTA) auction scheduled for December 3, 2008. Aldar will receive State of Washington revenue bonus’s for races run in Washington race tracks from the winnings of thoroughbreds they have bred. Aldar Group has previously received from the State of Washington for breeding a successful race horse from a special Breeders Program ($368).

Revenues

The Company has recorded $17,189 in revenues from operations as of September 30, 2008, which was generated from race winnings and the sale of one bred foal.

The Company had purchased two broodmares who were with foals and two individual syndicate shares in established Stallions for breeding purposes. The mares and their foals were for breeding purposes and possible racing or re-sale, as were the Stallion syndicate shares. Two foals were born in April 2006, one of which died in June 2006 due to an incurable virus, and was uninsured. Another foal was born in April 2007 and had to be euthanized in 2008 because of a pasture accident.  This foal was insured and the death resulted in collection of $5,000 in insurance proceeds. The deaths may cause a substantial loss in future sales.  The foal born in 2006 was sold at auction in December 2007 for $6,200.  Two more foals were born in May 2008 and one was sold with its mother during this quarter.  The other broodmare and its foal are being held for sale anticipated in December 2008.

The Company currently has full ownership in one thoroughbred filly weanling and one mare (Baby Alice). The two-year-old filly it bought at the Sept 2006 WBTA Auction (Cascade Park), was sold to a Canadian racing interest in March 2008. The Company owns syndicate shares in one stallion (Private Gold). The Company has received revenue from the one-third interest in the winnings from RUSSIAN ($8,644), and from the State of Washington for breeding a successful race horse from a special Breeders Program ($368). Aldar also has received revenue from the winnings of CASCADE PARK ($2,345) in 2007.  An Amazon book selling agreement has generated no sales to date.

Operating and General & Administrative Expenses

Operating expenses consisting of boarding, training, depreciation and amortization, breeding, consulting, and other general administrative expenses totaled $123,765 for the quarter ended September 30, 2008.  Since inception through September 30, 2008, we have incurred operating expenses totaling $352,386

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

Capital and Liquidity

As of September 30, 2008, we had total current assets of $7,574, and total current liabilities of $101,383.

During the years ended September 30, 2008, the Company received $27,000, in cash from the sale of its common stock, and $243,500 since inception through September 30, 2008.  These proceeds are being used for operating and general and administrative expenses to sustain the Company through its development stage until it establishes profitable operations or receives cash from the issuance of additional common stock.

We had cash on hand of $470 as of September 30, 2008. We do not have sufficient cash to meet our short-term expansion needs over the next 12 months, which are to expand our weanling purchase program, our pinhooking sales and purchase program, our mare and foal purchase program, our stallion breeding program, and our syndicate programs, and also to expand our website presence and our book sale program.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS

Exhibit

Number

Description

31

Rule 13a-14(a)/15d-14a(a) Certifications

32

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 19, 2008

Aldar Group, Inc.

By:

/s/ Kevin Murphy

Kevin M. Murphy, President (principal

executive officer)