Form 10-Q/A
period 2008-09-30
ALDAR GROUP, INC.
filed 2009-02-23
CIK 1425905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Quarterly Report under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

Commission File Number: 333-149184

ALDAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1379559
(State of Incorporation)	(IRS Employer ID Number)

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

Yes [ X ]  No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]   No ___

As of February 19, 2008, the registrant had 4,533,000 shares of common stock, $0.001 par value, issued and outstanding.

PART I FINANCIAL INFORMATION

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

ALDAR GROUP, INC.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(unaudited)
ASSETS
Current Assets:
Cash	$175	$470
Accounts receivable	572	6,459
Prepaid expenses	430	645
Total current assets	1,177	7,574
Property and Equipment (Note 2):
Horses	12,500	34,512
Office furniture	2,200	2,200
Total property and equipment	14,700	36,712
Less: Accumulated depreciation	(5,253)	(15,863)
Net property and equipment	9,447	20,849
Other Assets:
Stallion syndicates, net of accumulated amortization (Note 2)	5,750	6,071
Total Assets	$16,374	$34,494

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable - trade	$25,483	$45,475
Accounts payable - related party (Note 3)	79,295	49,193
Short-term note payable - related party (Note 3)	6,500	6,500
Accrued interest, short-term note payable - related party (Note 3)	540	215
Total current liabilities	111,818	101,383
Long-term Liabilities:
Long-term notes payable - related parties (Note 3)	20,000	20,000
Accrued interest, long-term notes payable - related parties (Note 3)	817	-
Total long-term liabilities	20,817	20,000
Total Liabilities	132,635	121,383

Stockholders’ Deficit (Note 4):
Common stock, $.001 share par value, 75,000,000 shares authorized, 4,533,000 shares issued and outstanding	4,533	4,533
Additional paid-in capital	238,977	238,977
Deficit accumulated during the development stage	(359,771)	(330,399)
Total stockholders’ deficit	(116,261)	(86,889)
Total Liabilities and Stockholders’ Deficit	$16,374	$34,494

See notes to unaudited financial statements

ALDAR GROUP, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS (unaudited)

			July 15, 2004
	Three Months Ended		(Inception) to
	September 30,		September 30,
	2008	2007	2008

Income
Race winnings	$1,518	$7,999	$12,507
Breeding sales	-	-	6,200
Total Income	1,518	7,999	18,707

Operating Expenses
Boarding fees	9,810	9,127	75,942
Training fees	1,820	4,672	19,750
Depreciation and amortization	1,196	2,139	21,133
Breeding fees	-	-	4,500
Consulting expense - related party (Note 3)	2,103	7,983	108,750
Consulting expense - other	-	-	27,397
Other general and administrative expenses	10,633	8,540	120,476
Total Operating Expenses	25,562	32,461	377,948

Net Loss from Operations	(24,044)	(24,462)	(359,241)

Other Income (Expenses)
Interest expense - related party	(1,142)	-	(1,357)
Interest expense - other	(325)	-	(325)
Loss on sale of horses (Note 2)	(3,861)	-	(4,216)
Insurance proceeds	-	-	5,000
Other income	-	-	368
Total Other Income (Expenses)	(5,328)	-	(530)

Net Loss Before Provision for
Income Taxes	(29,372)	(24,462)	(359,771)

Provision for Income Taxes	-	-	-

Net Loss Available to Common Stockholders	$(29,372)	$(24,462)	$(359,771)

Net Loss Per Basic and Diluted Share	$(0.01)	$(0.01)

Weighted Average Number of Common
Shares Outstanding	4,533,000	4,438,056

See notes to unaudited financial statements

ALDAR GROUP, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
Period of July 15, 2004 (Inception) to September 30, 2008

	Common Stock		Additional	Deficit Accum	Total
	Number		Paid-In	During Dev.	Stockholders’
	of Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, July 15, 2004 (Inception)	-	$-	$-	$-	$-
Common Stock:
Shares issued for cash	1,000,000	1,000	-	-	1,000
Shares issued for services	10,000	10	-	-	10
Net Loss	-	-	-	(26,944)	(26,944)
Balance, June 30, 2005	1,010,000	1,010	-	(26,944)	(25,934)

Common Stock:
Shares issued for cash	1,050,000	1,050	103,950	-	105,000
Stock dividend	1,260,000	1,260	(1,260)	-	-
Net Loss	-	-	-	(68,843)	(68,843)
Balance, June 30, 2006	3,320,000	3,320	102,690	(95,787)	10,223

Common Stock:
Shares issued for cash	1,105,000	1,105	109,395	-	110,500
Net Loss	-	-	-	(132,458)	(132,458)
Balance, June 30, 2007	4,425,000	4,425	212,085	(228,245)	(11,735)

Common Stock:
Shares issued for cash	108,000	108	26,892	-	27,000
Net Loss	-	-	-	(102,154)	(102,154)
Balance, June 30, 2008	4,533,000	4,533	238,977	(330,399)	(86,889)

Net Loss	-	-	-	(29,372)	(29,372)
Balance, September 30, 2008 (unaudited)	4,533,000	$4,533	$238,977	$(359,771)	$(116,261)

See notes to unaudited financial statements

ALDAR GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (unaudited)

			July 15, 2004
	Three Months Ended		(Inception) to
	September 30,		September 30,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(29,372)	$(24,462)	$(359,771)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,196	2,139	21,133
Loss on disposal of horses	3,861	-	4,216
Common stock issued for services	-	-	10
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	5,887	(2,720)	(572)
Prepaid expenses	215	574	(430)
Increase (decrease) in:
Accounts payable	(13,326)	1,508	32,149
Accounts payable - related party	30,102	4,386	77,795
Accrued interest, notes payable - related parties	1,142	-	1,357
Net Cash Used in Operating Activities	(295)	(18,575)	(224,113)

Cash Flows from Investing Activities:
Purchase of horses and stallion syndicates	-	-	(49,012)
Proceeds from sale of horses	-	-	4,000
Purchase of office furniture	-	-	(2,200)
Net Used in Investing Activities	-	-	(47,212)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	25,000	243,500
Proceeds from related party notes payable	-	-	40,500
Payments on related party notes payable	-	-	(12,500)
Net Cash Provided by Financing Activities	-	25,000	271,500

Net (Decrease) Increase in Cash	(295)	6,425	175
Cash, Beginning of the Period	470	710	-
Cash, End of the Period	$175	$7,135	$175

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-Cash Investing and Financing Activities:
1,260,000 common shares issued as stock dividend	$-	$-	$1,260

See notes to unaudited financial statements

ALDAR GROUP, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the three months ended September 30, 2008 and 2007
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

Development Stage Company:
The Company has realized minimal revenues from its planned business purpose and, accordingly, is considered to be in its development stage as defined in SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Property and Equipment:
Property and equipment consists of office equipment, horses, and partial interest in a race horse, all of which are stated at cost. Depreciation is calculated over the estimated useful lives ranging from 3 to 7 years using the straight-line method (Note 2).

Stallion Syndicates:
The Company owns syndicate shares in stallions, which represent rights to breed the Company’s mares with specific stallions. The syndicates are considered intangible assets and are amortized over their determinable finite life of 7 years in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (Note 2).

Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes:
The Company is taxed as a “C” corporation under the Internal Revenue Code. Accordingly, a provision has been made for the tax effects of transactions reported in the financial statements (Note 5).

Cash Equivalents:
The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Reclassifications
Certain immaterial amounts from prior years have been reclassified to conform to current year financial statement presentation.

ALDAR GROUP, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
For the three months ended September 30, 2008 and 2007
and the Period of July 15, 2004 (Inception) to September 30, 2008

NOTE 1: Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

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
For the three months ended September 30, 2008 and 2007
and the Period of July 15, 2004 (Inception) to September 30, 2008

NOTE 2: Property and Equipment, Stallion Syndicates

	September 30,	June 30,
	2008	2008
Property and equipment is summarized as follows:
Property and equipment:
Horses	$12,500	$34,512
Office furniture	2,200	2,200
Total property and equipment	14,700	36,712

Accumulated depreciation:
Horses	4,614	15,303
Office furniture	639	560
Total property and equipment	5,253	15,863

Net property and equipment	$9,447	$20,849

Stallion syndicates are summarized as follows:
Stallion syndicates	$9,000	$9,000
Accumulated amortization	(3,250)	(2,929)

Net stallion syndicates	$5,750	$6,071

Depreciation expense of $875 and $1,818 is included in operating expenses in the statement of operations for the three months ended September 30, 2008 and 2007, respectively, as is stallion syndicate amortization of $321 for each of the three months ended September 30, 2008 and 2007.

In September 2008, the Company sold one of its horses and its one-third interest in a thoroughbred racehorse to an unrelated party to settle debt of $6,668. The horse had a historical cost of $12,500 and carrying value of $7,887 at the time of the sale, while the racehorse interest had a historical cost of $9,512 and carrying value of $2,642, resulting in a combined loss on the sale of $3,861.

10

ALDAR GROUP, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
Three months ended September 30, 2008 and 2007
and the Period of July 15, 2004 (Inception) to September 30, 2008

NOTE 3: Related Party Transactions

Notes Payable
In February and March 2008, the Company entered into notes payable totaling $20,000 with two stockholders. The notes bear 7% annual interest and are due in February and March 2011. Accrued interest and interest expense as of and for the three months ending September 30, 2008 totaled $817. No principal or interest payments had been made as of September 30, 2008.

On March 27, 2008, the Company entered into a demand promissory note with its President for $6,500 due October 31, 2008. The note bears interest of 10% during the term of the note, or 25% per annum on the unpaid balance after maturity. The note was initially secured by the Company’s one-third ownership interest in a thoroughbred racehorse. In September 2008, the ownership interest was sold (Note 2), from which time forward the note will be unsecured. Interest expense in the amount of $325 has been accrued for the three months ended September 30, 2008, resulting in total accrued interest of $540 at September 30, 2008.

Affiliate Transactions
On August 19, 2004 the Company entered into a consulting agreement with an entity affiliated with a stockholder (the Affiliate). The Affiliate was engaged to perform consulting services for the Company for a term of six months commencing August 19, 2004, in exchange for $15,000 and 10,000 shares of common stock. This agreement has been renewed for various periods since inception with payment terms equating to $2,500 per month. The agreement expired December 31, 2007 and was not renewed for another term. Since the expiration of the consulting agreement, the Company has been charged service-specific fees by the Affiliate on an as-needed basis. For the period of July 15, 2004 (inception) through September 30, 2008, the Affiliate has rendered consulting services to the Company totaling $108,750.

During the year ended June 30, 2006, the Affiliate advanced the Company $14,000, of which $1,500 and $11,000 was repaid during the years ended June 30, 2007 and 2006, respectively. The outstanding balance of $1,500 at September 30, 2008 and June 30, 2008 is included in the ‘Payable to Affiliate’ balances in the below activity summary. Interest has not been imputed on the advances due to its nominal amount.

During the period of November 2005 through March 2008, the Affiliate leased office space in Las Vegas, Nevada in behalf of the Company at $400 per month, plus a refundable security deposit of $1,200. In June 2008, the security deposit was applied to rent owing and the lease was not renewed for another term. Rent expense with the affiliate totaling $0 and $1,200 for the three months ended September 30, 2008 and 2007, respectively, is included in General and Administrative expenses in the Statements of Operations.

The Affiliate regularly incurs expenses in behalf of the Company in the normal course of business. Activity with the Affiliate is summarized as follows:

ALDAR GROUP, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
hree months ended September 30, 2008 and 2007
and the Period of July 15, 2004 (Inception) to September 30, 2008

NOTE 3: Related Party Transactions (continued)

Payable to Affiliate July 15, 2004 (Inception)	$-
Consulting fees	26,250
Operating expenses incurred in behalf of the Company	809
Amounts paid to Affiliate	(609)
Payable to Affiliate June 30, 2005	26,450

Consulting fees	$30,000
Lease expense	3,300
Proceeds from notes payable	14,000
Operating expenses incurred in behalf of the Company	11,327
Amounts paid to Affiliate	(38,579)
Payable to Affiliate June 30, 2006	46,498

Consulting fees	30,000
Lease expense	4,800
Operating expenses incurred in behalf of the Company	16,640
Amounts paid to Affiliate	(58,856)
Payable to Affiliate June 30, 2007	39,082

Consulting fees	18,000
Lease expense	3,600
Operating expenses incurred in behalf of the Company	8,937
Amounts paid to Affiliate	(20,426)
Payable to Affiliate June 30, 2008	49,193

Consulting fees	2,103
Operating expenses incurred in behalf of the Company	28,048
Amounts paid to Affiliate	(49)
Payable to Affiliate September 30, 2008	$79,295

NOTE 4: Stockholders’ Equity

The Company has authorized 75,000,000 shares of common stock with a par value of $.001, and no preferred stock. There were a total of 4,533,000 shares of common stock issued and outstanding at September 30, 2008 and June 30, 2008, which is the result of the following transactions:

ALDAR GROUP, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
Three months ended September 30, 2008 and 2007
and the Period of July 15, 2004 (Inception) to September 30, 2008

NOTE 4: Stockholders’ Equity (continued)

On August 19, 2004, the Company issued 10,000 shares of common stock at $.001 par value to an Affiliate of the Company for services rendered, valued at $10 in connection with the consulting agreement described in Note 3 above.

On January 31, 2006, the Company declared and issued a common stock dividend of 1,260,000 shares at $.001 par value to stockholders of record as of January 31, 2006.

For the period of July 15, 2004 (inception) through September 30, 2008, the Company issued the following stock for cash:

	Number of		Total
Date	Shares	Price	Proceeds
7/16/2004	175,000	$0.001	$175
7/22/2004	175,000	0.001	175
11/4/2004	650,000	0.001	650
12/19/2005	150,000	0.10	15,000
12/31/2005	100,000	0.10	10,000
3/3/2006	20,000	0.10	2,000
4/17/2006	150,000	0.10	15,000
5/8/2006	30,000	0.10	3,000
6/23/2006	600,000	0.10	60,000
8/11/2006	5,000	0.10	500
8/18/2006	305,000	0.10	30,500
9/18/2006	15,000	0.10	1,500
9/19/2006	40,000	0.10	4,000
10/24/2006	10,000	0.10	1,000
11/20/2006	25,000	0.10	2,500
2/8/2007	615,000	0.10	61,500
2/22/2007	25,000	0.10	2,500
5/1/2007	65,000	0.10	6,500
8/14/2007	100,000	0.25	25,000
2/13/2008	8,000	0.25	2,000
	3,263,000		$243,500

ALDAR GROUP, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
Three months ended September 30, 2008 and 2007
and the Period of July 15, 2004 (Inception) to September 30, 2008

NOTE 5: Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of various assets and liabilities based on the income taxes expected to be payable in future years. Development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from July 15, 2004 (date of inception) through September 30, 2008 of $359,771 will begin to expire in 2024. Deferred tax assets of approximately $126,000 were offset by a valuation allowance, which increased by approximately $10,300 and $8,600 during the three months ended September 30, 2008 and 2007, respectively.

NOTE 6: Going Concern Considerations

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, equity or debt financing, or asset sales. To the extent financing is not available, the Company may not be able to or may be delayed in developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

NOTE 7: Revenue Recognition

The Company’s current sources of income are derived from winnings earned by race horses in which the Company owns either full or partial interest, and sale of foals from its breeding program. Income from race winnings is recorded on the race dates with an accompanying receivable to be reduced when checks are subsequently cut and distributed to all interest owners. Income from the sale of foals is recorded on the sale date. During the three months ended September 30, 2008 and 2007, the Company earned race winnings of $1,518 and $7,999 respectively, and $0 sales from its breeding program.

NOTE 8: Subsequent Events

On October 2, 2008, the Company sold its interest in one of its stallion syndicates to a vendor in satisfaction of $4,500 in debt due to the vendor. The syndicate interest had a historical cost of $4,000 and a carrying value of $2,714 on the date of the sale, resulting in a gain of $1,786.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this quarterly report. Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations, and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Results of Operations

We have generated revenues from operations of $18,707 since inception and have incurred $377,948 in operating expenses through September 30, 2008. The following table provides selected financial data about our company for the quarter ended September 30, 2008.

Balance Sheet Data:	9/30/08

Cash	$175
Total assets	$16,374
Total liabilities	$132,635
Stockholders' deficit	$116,261

Plan of Operation

We have developed a plan of operations reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our anticipated purchases of new horses, and our required staffing and additional funding requirements to fulfill our business objectives.

Cash Requirements

We estimate that we require a minimum of approximately $150,000 and a maximum of approximately $250,000 to operate for the next 12 months from the date of this quarterly report. The minimum of $150,000 is required for operating expenses, and training, care, and boarding of our thoroughbreds. The maximum will be required, however, if we attend upcoming Thoroughbred Auctions. This estimate of required funds includes the $5,000 for commissions to our bloodstock agent, $25,000 in estimated operating expenses including office rent, boarding, training, sales preparation, and $95,000 in additional overhead for purchases and/or racing of our horses. Additionally, as of September 30, 2008, we held full title to two thoroughbreds and ownership interests in two stallion syndicates. On October 2, 2008 the Company sold its ownership interest in one of the stallion syndicates. We expect to generate revenue from the sales of these horses and their foals. Specifically, we successfully bred our two mares and delivered two foals on April 14 and April 15, 2006, and one foal in April 2007. In July of 2006, upon the advice of our Vet, Mr. Bob Campbell, we put down our colt by Lois Laner, out of Cahill Road, due to an incurable infection. The foal born April 14, 2006 was sold at auction in December 2007 at the WBTA sale for $6,200. To date, we have not generated a net profit and have sold one broodmare and its foal to an unrelated party. We generated limited revenue in our first fiscal quarter of 2009 from our racing program.

To the extent we are unable to meet our operating expenses, we may borrow funds from our president, Mr. Murphy, or others, or we may attempt to raise capital from private individuals or institutional investment equity funds. Any funds generated from sales of horses or from equity investments, if any, in our company that exceeds our operating expenses and debt repayments will be used to purchase additional thoroughbred horses.

We have developed a plan of operation reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our anticipated purchases of new horses, and our required staffing and additional funding requirements to fulfill our business objectives. Management attended and competitively bid on several Yearlings at the Sept. 2008 WBTA Summer Yearling Sale, but was unable to purchase any new thoroughbreds. The Company did not send a representative to Keeneland, Kentucky for their Yearling Sale held over a two-week period in September 2008. The Company purchased a one-third interest in a filly named RUSSIAN to train and race at Emerald downs in 2007. Russian placed fourth or better in four of her six races and won $18,326. Russian was returned to Emerald downs in January 2008 to train for the April-October Emerald downs racing season. Russian had limited success and was sold in late September of 2008 as a broodmare. The Company purchased a filly named Cascade Park at the September 2006 WBTA Summer Yearling Sale at Emerald Downs. That filly was in training to race in 2007 and placed in both her races run in September 2007. The Company sold Cascade Park for $4,000 to a Canadian racing interest in March 2008. The Company had a one-year-old filly we had bred and planned to sell at the coming 2008 auctions but due to a pasture accident, the filly was euthanized in February 2008 on advice from the attending veterinarian. The filly was insured for $8,000 and we received a $5,000 reimbursement under that policy.

We have terminated our breeding program due to its limited success over the last 2 years, but will retain our Stud rights in Private Gold. We had purchased breeding rights to Matty-G for Lois Laner, which we consider our best mare, but were unsuccessful in bringing the pregnancy to a full term. Matty-G was purchased by a Washington syndicate from Kentucky to stand in Washington.

We had planned on re-breeding Baby Alice to Cahill Road, but were able to breed Baby Alice to Matty-G, a highly sought-after Stallion with a proven record of delivering high value foals. Baby Alice, who was bred to Matty G, had a filly foal in May of 2008. Both Mares were bred back to Matty-G., but only the Baby Alice breeding was successful. Aldar sold Lois Laner and her foal privately prior to the Washington Thoroughbred Breeders Association (WBTA) auction on December 3, 2008. Aldar received a State of Washington revenue bonus of $922 in December 2008 for races run in Washington race tracks from the winnings of thoroughbreds they have bred. Aldar Group has previously received from the State of Washington for breeding a successful race horse from a special Breeders Program ($368).

Revenues

The Company has recorded $18,707 in revenues from operations since inception through September 30, 2008, which was generated from race winnings and the sale of one bred foal.

The Company had purchased two broodmares who were with foals and two individual syndicate shares in established stallions for breeding or re-sale purposes. Two foals were born in April 2006, one of which died in June 2006 due to an incurable virus, and was uninsured. Another foal was born in April 2007 and had to be euthanized in 2008 because of a pasture accident. This foal was insured and the death resulted in collection of $5,000 in insurance proceeds. The deaths may cause a substantial loss in future sales. The foal born in 2006 was sold at auction in December 2007 for $6,200. Two more foals were born in May 2008 and one was sold with its mother during this quarter to one of our vendors in satisfaction of debts we owed to them totaling $6,668. The other broodmare and its foal are being held for sale anticipated in Spring of 2009.

The Company currently has full ownership in one thoroughbred filly weanling and one mare (Baby Alice). The two-year-old filly it bought at the Sept 2006 WBTA Auction (Cascade Park), was sold to a Canadian racing interest in March 2008. The Company owns syndicate shares in one stallion (Private Gold). The Company has received revenue from the one-third interest in the race winnings from Russian ($8,644), and from the State of Washington for breeding a successful race horse from a special Breeders Program ($368). Aldar also has received revenue from the race winnings of Cascade Park ($2,345) in 2007. An Amazon book selling agreement has generated no sales to date.

Operating and General & Administrative Expenses

Operating expenses consisting of boarding, training, depreciation and amortization, breeding, consulting, professional fees, and other general administrative expenses totaled $25,562 for the quarter ended September 30, 2008. Since inception through September 30, 2008, we have incurred operating expenses totaling $377,948.

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

Capital and Liquidity

As of September 30, 2008, we had total current assets of $1,177, and total current liabilities of $111,818.

During the quarters ended September 30, 2008 and 2007, the Company received $0 and $25,000, respectively, in cash from the sale of its common stock, and $243,500 since inception through September 30, 2008. These proceeds are being used for operating and general and administrative expenses to sustain the Company through its development stage until it establishes profitable operations or receives cash from the issuance of additional common stock.

We had cash on hand of $175 as of September 30, 2008. We do not have sufficient cash to meet our short-term expansion needs over the next 12 months, which are to expand our weanling purchase program, our pinhooking sales and purchase program, our mare and foal purchase program, our stallion breeding program, and our syndicate programs, and also to expand our website presence and our book sale program.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, Kevin Murphy (our principal executive officer) and Kenneth Liebscher (our principal financial officer) concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

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

February 20, 2009

Aldar Group, Inc.

By:
/s/ Kevin Murphy
Kevin M. Murphy, President (principal executive officer)