Form 10-Q
period 2008-12-31
ALDAR GROUP, INC.
filed 2009-02-23
CIK 1425905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of
The Securities Act of 1934

For the quarterly period ended December 31, 2008

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

Yes   X     No ___

As of December 31, 2008, the registrant had 4,533,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Aldar Group, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2008 included in our Annual Report on Form 10K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 14, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2009.

ALDAR GROUP, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	June 30,
	2008	2008
ASSETS
Current Assets:
Cash	$99	$470
Accounts receivable (Note 9)	6,458	6,459
Prepaid expenses	395	645
Total current assets	6,952	7,574

Property and Equipment (Note 2):
Horses	12,500	34,512
Office furniture	2,200	2,200
Total property and equipment	14,700	36,712
Less: Accumulated depreciation	(5,777)	(15,863)
Net property and equipment	8,923	20,849

Other Assets:	2,857	6,071
Stallion syndicates, net of accumulated amortization (Note 2)

Total Assets	$18,732	$34,494

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable - trade	$29,642	$45,475
Accounts payable - related party (Note 3)	78,764	49,193
Notes payable - related party (Note 3)	7,999	6,715
Total current liabilities	116,405	101,383

Long-term Liabilities:
Notes payable - related parties (Note 3)	20,700	20,000

Total liabilities	137,105	121,383

Stockholders’ Deficit (Note 4):
Common stock, $.001 share par value, 75,000,000 shares
authorized, 4,533,000 and 4,533,000 shares issued and
outstanding at December 31, 2008 and June 30, 2008	4,533	4,533
Additional paid-in capital	238,977	238,977
Deficit accumulated during the development stage	(361,883)	(330,399)
Total stockholders’ deficit	(118,373)	(86,889)
Total Liabilities and Stockholders’ Deficit	$18,732	$34,494

See notes to unaudited financial statements

ALDAR GROUP, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					July 15,
					2004
	Three months	Six months	Three months	Six months	(Inception)
	Ended	Ended	Ended	Ended	to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2008	2007	2007	2008

Income
Race winnings	$923	$2,440	$-	$7,999	$13,430
Breeding sales	-	-	6,200	6,200	6,200
Total Income	923	2,440	6,200	14,199	19,630

Operating Expenses
Boarding fees	4,213	8,549	12,856	22,371	74,268
Training fees	-	1,820	50	5,378	19,750
Depreciation & amortization	704	1,898	2,997	4,977	21,836
Breeding fees	-	-	-	-	4,500
Consulting expense - related party	6	2,109	7,500	15,483	108,756
Consulting expense - other	-	-	-	-	27,397
Other general and administrative expenses	9,734	16,769	14,152	21,438	127,025

Total Operating Expenses	14,657	31,145	37,555	69,647	383,532

Other Income (Expenses)
Interest expense - related party	(379)	(704)	-	-	(919)
Gain (Loss) on sale of assets (Note 2)	1,786	(2,075)		-	(2,430)
Insurance proceeds (Note 9)	-	-	-	-	5,000
Other income	-	-	368	-	368
Total Other Income (Expenses)	1,407	(2,779)	368	-	2,019

Net Loss Before Provision for
Income Taxes	(12,327)	(31,484)	(30,987)	(55,448)	(361,883)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(12,327)	$(31,484)	$(30,987)	$(55,448)	$(361,883)

Net Loss Per Basic and Diluted Share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Common

Shares Outstanding	4,533,000	4,533,000	4,525,000	4,500,543

See notes to unaudited financial statements

ALDAR GROUP, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During
	Number	Common	Paid-In	Development
	of Shares	Stock	Capital	Stage	Total

Balance at July 15, 2004
(Date of Inception)	-	$-	$-	$-	$-
Common Stock:
Shares issued for cash	1,000,000	1,000	-	-	1,000
Shares issued for services	10,000	10	-	-	10

Net Loss	-	-	-	(26,944)	(26,944)

Balance, June 30, 2005	1,010,000	1,010	-	(26,944)	(25,934)

Common Stock:
Shares issued for cash	1,050,000	1,050	103,950	-	105,000
Stock dividend	1,260,000	1,260	(1,260)	-	-

Net Loss	-	-	-	(68,843)	(68,843)

Balance, June 30, 2006	3,320,000	3,320	102,690	(95,787)	10,223

Common Stock:
Shares issued for cash	1,105,000	1,105	109,395	-	110,500

Net Loss	-	-	-	(132,458)	(132,458)

Balance, June 30, 2007	4,425,000	4,425	212,085	(228,245)	(11,735)

Common Stock:
Shares issued for cash	108,000	108	26,892	-	27,000

Net Loss	-	-	-	(102,154)	(102,154)

Balance, June 30, 2008	4,533,000	$4,533	$238,977	$(330,399)	$(86,889)

Net Loss	-	-	-	(31,484)	(31,484)

Balance, December 31, 2008	4,533,000	$4,533	$238,977	$(361,883)	$(118,373)

See notes to unaudited financial statements

ALDAR GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			2004
	Six months	Six months	(Inception)
	Ended	Ended	to
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	(31,484)	$(55,448)	$(361,883)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,898	5,135	21,836
Loss on sale of assets	2,075	-	2,430
Common stock issued for services		-	10
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	-	(5,682)	(6,458)
Prepaid expenses	250	1,347	(395)
Deposits	-	-	-
Increase (decrease) in:
Notes payable, accrued interest - related party	704	-	919
Accounts payable	(15,132)	16,515	30,341
Accounts payable - related party	30,150	14,907	77,843
Net Cash Used in Operating Activities	(11,539)	(23,226)	(235,357)

Cash Flows from Investing Activities:
Purchase of horses and stallion syndicates	-	-	(49,012)
Proceeds from sale of assets	11,168	-	15,168
Purchase of office furniture	-	-	(2,200)
Net Cash Provided by (Used in) Investing
Activities	11,168	-	(36,044)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	25,000	243,500
Proceeds from related party notes payable	-	-	40,500
Payments on related party notes payable	-	-	(12,500)
Net Cash Provided by Financing Activities	-	25,000	271,500

Net (Decrease) Increase in Cash	(371)	1,774	99
Cash, Beginning of the Period	470	710	-

Cash, End of the Period	$99	$2,484	$99

Supplemental Cash Flow Information:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities:
1,260,000 common shares issued as stock dividend	$-	$-	$1,260

See notes to unaudited financial statements

ALDAR GROUP, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the six months ended December 31, 2008
and the Period of July 15, 2004 (Inception) to December 31, 2008

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

(continued)

ALDAR GROUP, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
For the six months ended December 31, 2008
and the Period of July 15, 2004 (Inception) to December 31, 2008

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

(continued)

ALDAR GROUP, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
For the six months ended December 31, 2008
and the Period of July 15, 2004 (Inception) to December 31, 2008

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

(continued)

ALDAR GROUP, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
For the six months ended December 31, 2008
and the Period of July 15, 2004 (Inception) to December 31, 2008

NOTE 2: Property and Equipment, Stallion Syndicates

	December 31	June 30,
	2008	2008
Property and equipment is summarized as follows:

Property and equipment:
Horses	$12,500	$34,512
Office furniture	2,200	2,200
Total property and equipment	14,700	36,712

Accumulated depreciation:
Horses	5,060	15,303
Office furniture	717	560
Total property and equipment	5,777	15,863

Net property and equipment	$8,923	$20,849

Stallion syndicates are summarized as follows:

Stallion syndicates	$5,000	$9,000
Accumulated amortization	(2,143)	(2,929)

Net stallion syndicates	$2,857	$6,071

Horse depreciation of $2,132 and $3,762 and stallion syndicate amortization of $500 and $1,215 are included in operating expenses in the statement of operations for the six months ended December 31, 2008 and 2007, respectively, while office furniture depreciation of $159 and $158 is included in general and administrative expenses for the six months ended December 31, 2008 and 2007, respectively. No additional impairment beyond straight-line amortization on the stallion syndicates was noted for the periods ended December 31, 2008 and 2007.

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

In October 2008, the Company sold its share in one of its stallion syndicates to an unrelated party to settle debt of $4,500. The share had a historical cost of $4,000 and net book value of $2,714 at the time of the sale, resulting in a gain on the sale of $1,786.

(continued)

ALDAR GROUP, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
For the six months ended December 31, 2008
and the Period of July 15, 2004 (Inception) to December 31, 2008

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

In February and March 2008, the Company entered into notes payable totaling $20,000 with two stockholders. The notes bear 7% annual interest (which will start accruing in July 2008) and are due in February and March 2011. No principal payments had been made as of September 30, 2008 and interest in the amount of $700 has been accrued.

On March 27, 2008, the Company entered into a demand promissory note with the Company’s President for $6,500 due October 31, 2008. The note bears interest of 10% during the term of the note, or 25% per annum on the unpaid balance after maturity. The note is secured against the Company’s one-third ownership interest in Russian, a three year old racing filly. Interest in the amount of $215 has been accrued for the year ended June 30, 2008. Interest in the amount of $704 has been accrued for the six months ended December 30, 2008. Russian was sold to an unrelated party to satisfy creditor debt and the demand promissory note has been converted to an unsecured note payable to the Company’s President.

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

(continued)

ALDAR GROUP, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
For the six months ended December 31, 2008
and the Period of July 15, 2004 (Inception) to December 31, 2008

NOTE 3: Related Party Transactions (continued)

Consulting fees	$30,000
Lease expense	3,300
Proceeds from notes payable	14,000
Operating expenses incurred in behalf of the Company	11,327
Amounts paid to Affiliate	(38,579)
Payable to Affiliate June 30, 2006	46,498

Consulting fees	30,000
Lease expense	4,800
Operating expenses incurred in behalf of the Company	16,640
Amounts paid to Affiliate	(58,856)
Payable to Affiliate June 30, 2007	39,082

Consulting fees	18,000
Lease expense	3,600
Operating expenses incurred in behalf of the Company	8,937
Amounts paid to Affiliate	(20,426)
Payable to Affiliate June 30, 2008	49,193

Operating expenses incurred in behalf of the Company	14,514
Amounts paid to Affiliate	(49)
Payable to Affiliate December 31, 2008	$63,756

NOTE 4: Stockholders’ Equity and Equity Transactions

From the date of inception, July 15, 2004, through December 31, 2008 the Company had the following equity transactions:

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

(continued)

ALDAR GROUP, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
For the six months ended December 31, 2008
and the Period of July 15, 2004 (Inception) to December 31, 2008

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

(continued)

ALDAR GROUP, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS (continued)
For the six months ended December 31, 2008
and the Period of July 15, 2004 (Inception) to December 31, 2008

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

(continued)

ALDAR GROUP, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
For the six months ended December 31, 2008
and the Period of July 15, 2004 (Inception) to December 31, 2008

NOTE 4: Stockholders’ Equity and Equity Transactions (continued)

On August 14, 2007, the Company issued 100,000 shares of common stock at a price of $.25 per share for $25,000.

On February 13, 2008, the Company issued 8,000 shares of common stock at a price of $.25 per share for $2,000.

The above issuances resulted in 4,533,000 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively.

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

Development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from July 15, 2004 (date of inception) through December 31, 2008 of $361,833 will begin to expire in 2024. Accordingly, deferred tax assets of approximately $116,000 were offset by a valuation allowance, which increased by approximately $10,700 and $19,300 during the six months ended December 31, 2008 and 2007, respectively.

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

(continued)

ALDAR GROUP, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
For the six months ended December 31, 2008
and the Period of July 15, 2004 (Inception) to December 31, 2008

NOTE 7: Subsequent Events

On January 16, 2009, the Company received a share subscription for 100,000 shares at $0.10 for total proceeds of $10,000.

On January 23, 2009, the Company entered into a loan agreement with an unrelated party in which the Company advanced $8,000. This loan is non interest bearing and is due on January 1, 2010.

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

NOTE 9: Revenue Recognition and Other Income

The Company’s current sources of income are derived from winnings earned by race horses in which the Company owns either full or partial interest and sale of foals from its breeding program. Income from race winnings is recorded on the race dates with an accompanying receivable to be reduced when checks are subsequently cut and distributed to all interest owners. Income from the sale of foals is recorded on the sale date. During the six months ended December 31, 2008 and 2007, the Company earned race winnings of $2,440 and $7,999 respectively.

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

Results of Operations

We have generated revenues from operations of $19,630 since inception and have incurred $381,513 in expenses through December 31, 2008.

Plan of Operation

We have developed a plan of operations reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our anticipated purchases of new horses, and our required staffing and additional funding requirements to fulfill our business objectives.

Cash Requirements

We estimate that we require a minimum of approximately $150,000 and a maximum of approximately $250,000 to operate for the next 12 months from the date of this annual report. The minimum of $150,000 is required for operating expenses, training and care and boarding of our thoroughbreds. The maximum will be required, however, if we attend upcoming Thoroughbred Auctions. This estimate of required funds includes the $5,000 for commissions to our bloodstock agent, $25,000 in estimated operating expenses including office rent, boarding, training, sales preparation and $95,000 in additional overheads for purchases and/or racing our horses. Additionally, as of December 31, 2008, we held full title to two thoroughbreds and ownership interests in one stallion syndicate. On October 2, 2008 the Company sold its ownership interest in one of the stallion syndicates. We expect to generate revenue from the sales of these horses and their foals. Specifically, we successfully bred our two mares and delivered two foals on April 14 and April 15, 2006, and one foal in April 2007. In July of 2006, upon the advice of our Vet, Mr. Bob Campbell, we put down our colt by Lois Laner, out of Cahill Road, due to an incurable infection. The foal born April 14, 2006 was sold at auction in December 2007 at the WBTA sale for $6,200. To date, we have not generated a net profit and have sold one broodmare and its foal to an unrelated party. We generated limited revenue in the second quarter of 2008 from our racing program.

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

Revenues

The Company has recorded $19,630 in revenues from operations as of December 31, 2008, which was generated from race winnings and the sale of one bred foal.

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

Operating and General & Administrative Expenses

Operating expenses consisting of boarding, training, depreciation and amortization, breeding, consulting, and other general administrative expenses totaled $33,924 for the six months ended December 31, 2008. Since inception through December 31, 2008, we have incurred operating expenses totaling $381,513

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

Capital and Liquidity

As of December 31, 2008, we had total current assets of $6,952, and total current liabilities of $116,405.

During the year ended June 30, 2008, the Company received $27,000, in cash from the sale of its common stock, and $243,500 since inception through September 30, 2008. These proceeds are being used for operating and general and administrative expenses to sustain the Company through its development stage until it establishes profitable operations or receives cash from the issuance of additional common stock.

We had cash on hand of $99 as of December 31, 2008. We do not have sufficient cash to meet our short-term expansion needs over the next 12 months, which are to expand our weanling purchase program, our pinhooking sales and purchase program, our mare and foal purchase program, our stallion breeding program, and our syndicate programs, and also to expand our website presence and our book sale program.

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

February 15, 2009	Aldar Group, Inc.

By:	/s/ Kevin M. Murphy
Kevin M. Murphy, President (principal executive officer)