Form 10-Q
period 2009-03-31
ALDAR GROUP, INC.
filed 2009-06-08
CIK 1425905

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of
The Securities Act of 1934

For the quarterly period ended March 31, 2009

Commission File Number 333-135037

NanoTech Entertainment, Inc.
(fka Aldar Group, Inc).
(Exact name of registrant as specified in its charter)

Nevada                      20-1379559
(State of                     (IRS Employer
 Incorporation)             (ID Number)

7230 Indian Creek Lane, Suite 201, Las Vegas, NV 89149

Registrants’s Telephone Number:  (253) 549-4336

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]                                                                Accelerated Filer [  ]

Non-Accelerated Filer [  ]                                                                Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     [X] Yes [ ] No

As of the date of this filing, the registrant had 12,767,000 shares of common stock, $0.001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of NanoTech Entertainment, Inc. (fka Aldar Group, Inc.), a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2008 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 14, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2009.

NANOTECH ENTERTAINMENT, INC.
(fka ALDAR GROUP, INC.)
(A Development Stage Company)
BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash	$6,781	$470
Accounts receivable	572	6,459
Prepaid expenses	-	645
Note receivable – related party (Note 3)	26,765	-
Total current assets	34,118	7,574

Property and Equipment (Note 2):
Horses	12,500	34,512
Office furniture	2,200	2,200
Total property and equipment	14,700	36,712
Less: Accumulated depreciation	(6,302)	(15,863)
Net property and equipment	8,398	20,849

Other Assets:
Stallion syndicates, net of accumulated amortization (Note 2)	2,678	6,071
Total Assets	$45,194	$34,494

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable - trade	$38,136	$45,475
Accounts payable - related party (Note 3)	75,344	49,193
Short-term notes payable - related party (Note 3)	4,200	6,500
Accrued interest, short-term notes payable - related party (Note 3)	1,278	215
Total current liabilities	118,958	101,383

Long-term Liabilities:
Long-term notes payable - related parties (Note 3)	-	20,000
Convertible debentures (Note 4)	30,200	-
Total long-term liabilities	30,200	20,000
Total liabilities	149,158	121,383

Stockholders’ Deficit (Note 5):
Common stock, $.001 share par value, 75,000,000 shares
authorized, 4,906,000 and 4,533,000 shares issued and outstanding	4,906	4,533
Additional paid-in capital	271,104	238,977
Deficit accumulated during the development stage	(379,974)	(330,399)
Total stockholders’ deficit	(103,964)	(86,889)
Total Liabilities and Stockholders’ Deficit	$45,194	$34,494

See notes to unaudited financial statements

NANOTECH ENTERTAINMENT, INC.
(fka ALDAR GROUP, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS (unaudited)

	Three	Nine	Three	Nine	July 15, 2004
	Months	Months	Months	Months	(Inception) to
	Ended	Ended	Ended	Ended	March 31,
	March 31, 2009		March 31, 2008		2009
Income
Race winnings	$-	$2,440	$-	$7,999	$13,429
Breeding sales	-	-	-	6,200	6,200
Total Income	-	2,440	-	14,199	19,629
Operating Expenses
Boarding fees	4,242	18,265	6,817	29,188	84,397
Training fees	-	1,820	1,208	6,586	19,750
Depreciation and amortization	705	2,603	2,363	7,498	22,540
Breeding fees	-	-	-	-	4,500
Consulting expense - related party	-	2,109	3,586	19,069	108,756
Consulting expense – other	450	450	-	-	27,847
General and administrative expenses	5,046	21,054	20,428	41,708	130,897
Total Operating Expenses	10,443	46,301	34,402	104,049	398,687
Net Loss from Operations	(10,443)	(43,861)	(34,402)	(89,850)	(379,058)
Other Income (Expenses)
Interest expense - related party	(242)	(2,463)	-	-	(2,678)
Interest expense – other	(702)	(1,176)	-	-	(1,176)
Gain (loss) on sale of assets (Note 2)	-	(2,075)	(355)	(355)	(2,430)
Insurance proceeds	-	-	-	-	5,000
Other income	-	-	-	-	368
Total Other Income (Expenses)	(944)	(5,714)	-	(355)	(916)
Net Loss Before Provision for Income Taxes	(11,387)	(49,575)	(34,757)	(90,205)	(379,974)
Provision for Income Taxes	-	-	-	-	-
Net Loss Available to Common Stockholders	$(11,387)	$(49,575)	$(34,757)	$(90,205)	$(379,974)

Net Loss Per Basic & Diluted Share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted Average Number of
Common Shares Outstanding	4,689,467	4,584,394	4,529,089	4,509,979

See notes to unaudited financial statements

NANOTECH ENTERTAINMENT, INC.
(fka ALDAR GROUP, INC.)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
Period of July 15, 2004 (Inception) to March 31, 2009

	Common Stock		Additional	Deficit Accum	Total
	Number		Paid-In	During Dev.	Stockholders’
	of Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, July 15, 2004 (Inception)	-	$-	$-	$-	$-

Common Stock:
Shares issued for cash	1,000,000	1,000	-	-	1,000
Shares issued for services	10,000	10	-	-	10
Net Loss	-	-	-	(26,944)	(26,944)
Balance, June 30, 2005	1,010,000	1,010	-	(26,944)	(25,934)

Common Stock:
Shares issued for cash	1,050,000	1,050	103,950	-	105,000
Stock dividend	1,260,000	1,260	(1,260)	-	-
Net Loss	-	-	-	(68,843)	(68,843)
Balance, June 30, 2006	3,320,000	3,320	102,690	(95,787)	10,223

Common Stock:
Shares issued for cash	1,105,000	1,105	109,395	-	110,500
Net Loss	-	-	-	(132,458)	(132,458)
Balance, June 30, 2007	4,425,000	4,425	212,085	(228,245)	(11,735)

Common Stock:
Shares issued for cash	108,000	108	26,892	-	27,000
Net Loss	-	-	-	(102,154)	(102,154)
Balance, June 30, 2008	4,533,000	4,533	238,977	(330,399)	(86,889)

Common Stock:
Shares issued for cash	196,000	196	14,604	-	14,800
Shares issued for conversion of debentures	167,000	167	16,533	-	16,700
Shares issued for repayment of debt	10,000	10	990	-	1,000
Net Loss	-	-	-	(49,575)	(49,575)
Balance, March 31, 2009 (unaudited)	4,906,000	$4,906	$271,104	$(379,974)	$(103,964)

See notes to unaudited financial statements

NANOTECH ENTERTAINMENT, INC.
(fka ALDAR GROUP, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (unaudited)
			July 15, 2004
	Nine Months Ended		(Inception) to
	March 31,		March 31,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss	$(49,575)	$(90,205)	$(379,974)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,603	7,498	22,540
Loss on disposal of horses and syndicates	2,075	355	2,430
Common stock issued for services		-	10
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	5,887	(6,083)	(572)
Decrease in prepaid expenses	645	1,863	-
Increase in accounts payable	4,827	19,949	50,302
Increase in accounts payable - related party	26,151	10,586	73,844
Increase in accrued interest, notes payable - related party	2,463	-	2,678
Net Cash Used in Operating Activities	(4,924)	(56,037)	(228,742)

Cash Flows from Investing Activities:
Issuance of notes receivable	(26,765)	-	(26,765)
Purchase of horses and stallion syndicates	-	-	(49,012)
Proceeds from sale of horses	-	4,000	4,000
Purchase of office furniture	-	-	(2,200)
Net Cash Provided by (Used in) Investing Activities	(26,765)	4,000	(73,977)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	14,800	27,000	258,300
Proceeds from issuance of convertible debentures	25,500	-	25,500
Proceeds from related party notes payable	-	26,500	40,500
Payments on related party notes payable	(2,300)	-	(14,800)
Net Cash Provided by Financing Activities	38,000	53,500	309,500

Net (Decrease) Increase in Cash	6,311	1,463	6,781
Cash, Beginning of the Period	470	710	-
Cash, End of the Period	$6,781	$2,173	$6,781

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities:
1,260,000 common shares issued as stock dividend	$-	$-	$1,260
10,000 common shares issued as debt settlement	$1,000	$-	$1,000
Conversion of notes payable – related party plus accrued interest to convertible debentures	$21,400	$-	$21,400
Conversion of debentures into 167,000 shares of common stock	$16,700	-	$16,700
Transfer of horses and stallion syndicate to vendor for payment of debt	$11,168	$-	$11,168
See notes to unaudited financial statements

NANOTECH ENTERTAINMENT, INC.
(fka ALDAR GROUP, INC.)
 (A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the nine months ended March 31, 2009 and 2008
and the Period of July 15, 2004 (Inception) to March 31, 2009

NOTE 1:                      Summary of Significant Accounting Policies

Nature of Operations:
NanoTech Entertainment, Inc. (fka Aldar Group, Inc.) (the “Company”) is a Nevada corporation organized on July 15, 2004 for the purpose of purchasing and selling thoroughbred horses. Since inception, the Company has operated in Washington State, where it has conducted operations in other areas of the horse and thoroughbred industry, such as purchasing, training, breeding, racing and selling of mares, weanlings, yearlings, adult race horses, and stallion shares and syndications.   In light of the acquisition of NanoTech Entertainment, Inc. (NanoTech) (Note 9), the Company changed its name to NanoTech Entertainment, Inc. on May 8, 2009 to better reflect the direction of the Company.

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

Income Taxes:
The Company is taxed as a “C” corporation under the Internal Revenue Code.  Accordingly, a provision has been made for the tax effects of transactions reported in the financial statements (see Note 6).

Cash Equivalents:
The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

NANOTECH ENTERTAINMENT, INC.
(fka ALDAR GROUP, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
For the nine months ended March 31, 2009 and 2008
and the Period of July 15, 2004 (Inception) to March 31, 2009

NOTE 1:                      Summary of Significant Accounting Policies (continued)

Reclassifications
Certain immaterial amounts from prior years have been reclassified to conform to current year financial statement presentation.

Net Earnings (Loss) Per Share:
The Company has adopted SFAS No. 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement, and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 2:                      Property and Equipment, Stallion Syndicates

	March 31, 2009	June 30, 2008
Property and equipment is summarized as follows:
Property and equipment:
Horses	$12,500	$34,512
Office furniture	2,200	2,200
Total property and equipment	14,700	36,712

Accumulated depreciation:
Horses	5,506	15,303
Office furniture	796	560
Total property and equipment	6,302	15,863

Net property and equipment	$8,398	$20,849

Stallion syndicates are summarized as follows:
Stallion syndicates	$5,000	$9,000
Accumulated amortization	(2,322)	(2,929)
Net stallion syndicates	$2,678	$6,071

Depreciation expense of $1,924 and $5,838, and stallion syndicate amortization of $679 and $1,660 are included in operating expenses in the statement of operations for the nine months ended March 31, 2009 and 2008, respectively.

In September and October 2008, the Company sold one of its horses, its one-third interest in a thoroughbred racehorse, and one of its stallion syndicates to an unrelated party to settle debt totaling $11,168, resulting in a net loss of $2,075 during the nine months ended March 31, 2009 as follows:

NANOTECH ENTERTAINMENT, INC.
(fka ALDAR GROUP, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
For the nine months ended March 31, 2009 and 2008
and the Period of July 15, 2004 (Inception) to March 31, 2009

NOTE 2:                      Property and Equipment, Stallion Syndicates (continued)

	Historical	Carrying	Debt	Gain
Asset	Cost	Value	Settled	(Loss)
Horse	$ 12,500	$ 7,887	$ 5,000	$ (2,887)
Racehorse ownership interest	9,512	2,642	1,668	(974)
Stallion syndicate	4,000	2,714	4,500	1,786
Total (Net)	$ 26,012	$13,243	$ 11,168	$ (2,075)

NOTE 3:                      Related Party Transactions

Notes Payable
In February and March 2008, the Company entered into notes payable totaling $20,000 with two stockholders.  The notes carried 7% annual interest and were due in February and March 2011.  Interest started accruing in July 2008.  In March 2009, the principal ($20,000) and interest ($1,400) were converted to convertible debentures totaling $21,400 (see Note 4).

On March 27, 2008, the Company entered into a demand promissory note with its President for $6,500 due October 31, 2008.  The note bears interest of 10% during the term of the note, or 25% per annum on the unpaid balance after maturity.  The note was initially secured by the Company’s one-third ownership interest in a thoroughbred racehorse.  In September 2008, the ownership interest was sold (Note 2), from which time forward the note will be unsecured.  In March 2009, the Company made a payment of $2,300 on the loan. Interest expense in the amount of $1,058 has been accrued for the nine months ended March 31, 2009, resulting in accrued interest of $1,278 at March 31, 2009.

Affiliate Transactions
On August 19, 2004 the Company entered into a consulting agreement with an entity affiliated with a stockholder (the Affiliate).  The Affiliate was engaged to perform consulting services for the Company for a term of six months commencing August 19, 2004, in exchange for $15,000 and 10,000 shares of common stock.  This agreement has been renewed for various periods since inception with payment terms equating to $2,500 per month.  The agreement expired December 31, 2007 and was not renewed for another term.  Since the expiration of the consulting services agreement, the Company has been charged service-specific fees by the Affiliate on an as needed basis. For the period of July 15, 2004 (inception) through March 31, 2009, the Affiliate has rendered consulting services to the Company totaling $108,756.

During the year ended June 30, 2006, the Affiliate advanced the Company $14,000, of which $1,500 and $11,000 was repaid during the years ended June 30, 2007 and 2006, respectively. The outstanding balance of $1,500 at March 31, 2009 and June 30, 2008 is included in the ‘Payable to Affiliate’ balances in the below activity summary.  Interest has not been imputed on the advances due to its nominal amount.

NANOTECH ENTERTAINMENT, INC.
(fka ALDAR GROUP, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
For the nine months ended March 31, 2009 and 2008
and the Period of July 15, 2004 (Inception) to March 31, 2009

NOTE 3:                      Related Party Transactions (continued)

Affiliate Transactions (continued)
During the period of November 2005 through March 2008, the Affiliate leased office space in Las Vegas, Nevada in behalf of the Company at $400 per month, plus a refundable security deposit of $1,200.  In June 2008, the security deposit was applied to rent owing and the lease was not renewed for another term.  Rent expense with the affiliate totaling $0 and $2,400 for the nine months ended March 31, 2009 and 2008, respectively, is included in General and Administrative expenses.

The Affiliate regularly incurs expenses in behalf of the Company in the normal course of business.  Activity with the Affiliate is summarized as follows:

Payable to Affiliate July 15, 2004 (Inception)......................................................................................    $             -
Consulting fees........................................................................................................................................                    6,250
Operating expenses incurred in behalf of the Company....................................................................                                809
Amounts paid to Affiliate.......................................................................................................................                 (609)
Payable to Affiliate June 30, 2005..........................................................................................................               26,450

Consulting fees........................................................................................................................................                   30,000
Lease expense..........................................................................................................................................              3,300
Proceeds from notes payable................................................................................................................             14,000
Operating expenses incurred in behalf of the Company...................................................................                             11,327
Amounts paid to Affiliate......................................................................................................................                   (38,579)
Payable to Affiliate June 30, 2006.........................................................................................................                 46,498

Consulting fees........................................................................................................................................                     30,000
Lease expense............................................................................................................................................                              4,800
Operating expenses incurred in behalf of the Company.....................................................................                             16,640
Amounts paid to Affiliate........................................................................................................................                   (58,856)
Payable to Affiliate June 30, 2007...........................................................................................................                 39,082

Consulting fees.........................................................................................................................................                     18,000
Lease expense...........................................................................................................................................                                3,600
Operating expenses incurred in behalf of the Company....................................................................                                8,937
Amounts paid to Affiliate.......................................................................................................................                    (20,426)
Payable to Affiliate June 30, 2008..........................................................................................................                  49,193

Consulting fees.........................................................................................................................................               2,109
Operating expenses incurred in behalf of the Company.....................................................................                             25,542
Amounts paid to Affiliate........................................................................................................................                             (1,500)
Payable to Affiliate March 31, 2009........................................................................................................    $               75,344

NANOTECH ENTERTAINMENT, INC.
(fka ALDAR GROUP, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
For the nine months ended March 31, 2009 and 2008
and the Period of July 15, 2004 (Inception) to March 31, 2009

NOTE 3:                      Related Party Transactions (continued)

Note Receivable
On various dates throughout the three months ended March 31, 2009, the Company advanced $26,765 to NanoTech Entertainment, Inc. (NanoTech), a private company the Company has acquired (see Note 9).  These advances are non-interest bearing and due on January 1, 2010. The Company initially was granted the right to convert the loan to 100,000 additional shares ($.08 per share) of NanoTech’s common stock in lieu of cash repayment. Due to the Company’s acquisition of NanoTech on April 30, 2009 (Note 9), the conversion option has been eliminated.

NOTE 4:                      Convertible Debentures

In March 2009, the Company issued convertible debentures bearing interest at 6% with a term of two years.  The debenture principle and accrued interest may be converted into shares of the Company’s common stock in the first year at a conversion price of $0.10 or in the second year at a price which is 80% of the three lowest closing bid prices during the ten days prior to conversion.  During the nine months ended March 31, 2009, the Company issued debentures totaling $46,900 comprised of $25,500 cash, and notes payable of $20,000 and accrued interest of $1,400 (See Note 3 – ‘Notes Payable’).  A total of $16,700 of debentures were converted to shares at $0.10 during the period.  At March 31, 2009, the Company has debentures of $30,200 outstanding.  Since the second year conversion price is indeterminable and the first year conversion price approximates the fair market value of the Company’s stock, the convertible debentures are considered ‘out of the money,’ so no beneficial conversion feature has been provided for.

NOTE 5:                      Stockholders’ Equity

The Company has authorized 75,000,000 shares of common stock with a par value of $.001, and no preferred stock.  There were a total of 4,906,000 and 4,533,000 shares of common stock issued and outstanding at March 31, 2009 and June 30, 2008, which is the result of the following transactions:

On August 19, 2004, the Company issued 10,000 shares of common stock at $.001 par value to an Affiliate of the Company for services rendered, valued at $10 in connection with the consulting agreement described in Note 3 above.

On January 31, 2006, the Company declared and issued a common stock dividend of 1,260,000 shares at $.001 par value to stockholders of record as of January 31, 2006.

On January 30, 2009, the Company issued 10,000 shares of common stock at $.001 par value to a creditor for settlement of debt valued at $1,000.

In March 2009, the Company issued 167,000 shares of common stock at $.10 per share for conversion of $16,700 of convertible debentures (See Note 4).

NANOTECH ENTERTAINMENT, INC
(fka ALDAR GROUP, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
For the nine months ended March 31, 2009 and 2008
and the Period of July 15, 2004 (Inception) to March 31, 2009

NOTE 5:                      Stockholders’ Equity (continued)

For the period of July 15, 2004 (inception) through March 31, 2009, the Company issued the following stock for cash:

	Number of		Total
Date	Shares	Price	Proceeds
7/16/2004	175,000	$ 0.001	$ 175
7/22/2004	175,000	0.001	175
11/4/2004	650,000	0.001	650
12/19/2005	150,000	0.10	15,000
12/31/2005	100,000	0.10	10,000
3/3/2006	20,000	0.10	2,000
4/17/2006	150,000	0.10	15,000
5/8/06	30,000	0.10	3,000
6/23/06	600,000	0.10	60,000
8/11/06	5,000	0.10	500
8/18/06	305,000	0.10	30,500
9/18/06	15,000	0.10	1,500
9/19/06	40,000	0.10	4,000
10/24/06	10,000	0.10	1,000
11/20/06	25,000	0.10	2,500
2/8/07	615,000	0.10	61,500
2/22/07	25,000	0.10	2,500
5/1/07	65,000	0.10	6,500
8/14/07	100,000	0.25	25,000
2/13/08	8,000	0.25	2,000
1/16/09	100,000	0.10	10,000
2/19/09	96,000	0.05	4,800
	3,459,000		$ 258,300

NOTE 6:                      Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of various assets and liabilities based on the income taxes expected to be payable in future years.  Development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from July 15, 2004 (date of inception) through March 31, 2009 of $379,974 will begin to expire in 2024. Accordingly, deferred tax assets of approximately $133,000 were offset by a valuation allowance, which increased by approximately $17,350 and $31,600 during the nine months ended March 31, 2009 and 2008, respectively.

NANOTECH ENTERTAINMENT, INC
(fka ALDAR GROUP, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)
For the nine months ended March 31, 2009 and 2008
and the Period of July 15, 2004 (Inception) to March 31, 2009

NOTE 7:                      Going Concern Considerations
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

NOTE 8:                      Revenue Recognition
The Company’s sources of income prior to the April 30, 2009  merger with NanoTech Entertainment, Inc. (Note 9) were derived from winnings earned by race horses in which the Company owns, or has owned, either full or partial interest, and sale of foals from its breeding program.  Income from race winnings is recorded on the race dates with an accompanying receivable to be reduced when checks are subsequently cut and distributed to all interest owners.  Income from the sale of foals is recorded on the sale date.  During the nine months ended March 31, 2009 and 2008, the Company earned race winnings of $2,440 and $7,999 respectively, and sales from its breeding program of $0 and $6,200, respectively.

Moving forward, the Company’s sources of income are derived from the sale of its game technology and products.  The Company offers these products for sale to the general public via its online web store, and through a worldwide distribution network.  All sales are prepaid either by credit card or wire transfer.  Revenue is recognized upon shipment of the product to the customer.  All products are sold on a fixed price basis.

NOTE 9:                      Subsequent Events
During April and May 2009, the Company issued $23,300 in convertible debentures, which  were immediately converted into 233,000 shares of common stock at $0.10 per share.

On April 30, 2009, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with NanoTech Entertainment, Inc. (“NanoTech”), a privately-owned company which holds intellectual property in the development and sales of technology and games for the coin-op/arcade, casino gaming, and consumer entertainment markets. The Company has acquired 100% ownership of Nanotech’s issued and outstanding stock through the exchange of 6,480,000 common shares.   In connection with the acquisition, the Company issued a 10% finder’s fee of 648,000 shares of common stock to a consulting firm assisting with the transaction. On May 8, 2009, the Company changed its name to NanoTech Entertainment, Inc. to better reflect its business direction.

On April 30, 2009, the Company issued 500,000 shares of common stock at $.001 per share to an affiliate to satisfy $500 in debts owed.

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

Results of Operations

We have generated revenues from operations of $19,629 since inception and have incurred $398,687 in operating expenses through March 31, 2009.

Plan of Operation

We have developed a plan of operation reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our anticipated production of video games, and our required staffing and additional funding requirements to fulfill our business objectives.

Cash Requirements

We estimate that we require a minimum of approximately $150,000 and a maximum of approximately $250,000 to operate for the next 12 months from the date of this quarterly report. The minimum of $150,000 is required for operating expenses, and production costs of video games and the care, and boarding of our thoroughbreds. This estimate of required funds includes the $5,000 for commissions to our bloodstock agent, $10,000 in estimated operating expenses including office rent, boarding, sales preparation and $95,000 in additional overhead for production of video games.  Additionally, as of March 31, 2009, we held full title to two thoroughbreds and ownership interests in one stallion syndicate. On October 2, 2008 the Company sold its ownership interest in one of the stallion syndicates.  We expect to generate revenue from the sales of these remaining horses and their foals. Specifically, we successfully bred our two mares and delivered two foals on April 14 and April 15, 2006, and one foal in April 2007.  In July of 2006, upon the advice of our Vet, Mr. Bob Campbell, we put down our colt by Lois Laner, out of Cahill Road, due to an incurable infection. The foal born April 14, 2006 was sold at auction in December 2007 at the WBTA sale for $6,200. To date, we have not generated a net profit and have sold one broodmare and its foal to an unrelated party. We generated no revenue in the third quarter of our fiscal year from our racing program.

To the extent we are unable to meet our operating expenses, we may borrow funds from our president Mr. DeKett, or others, or we may attempt to raise capital from private individuals or institutional investment equity funds. Any funds generated from sales of horses or from equity investments, if any, in our company that exceeds our operating expenses and debt repayments will be used to produce additional video games.

We have developed a plan of operation reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, and our required staffing and additional funding requirements to fulfill our business objectives.

Management attended and competitively bid on several Yearlings at the September 2008 WBTA Summer Yearling Sale, but was unable to purchase any new thoroughbreds.  The Company did not send a representative to Keeneland, Kentucky for their Yearling Sale held over a two-week period in September 2008. The Company purchased a one-third interest in a filly named Russian to train and race at Emerald Downs in 2007. Russian placed fourth or better in four of her six races and won $18,326.  Russian was returned to Emerald Downs in January 2008 to train for the April-October Emerald Downs racing season. Russian had limited success and was sold in late September of 2008 as a broodmare. The Company purchased a filly named Cascade Park at the September 2006 WBTA Summer Yearling Sale at Emerald Downs.  That filly was in training to race in 2007 and placed in both her races run in September 2007. The Company sold Cascade Park for $4,000 to a Canadian racing interest in March 2008. The Company had a one-year-old filly we had bred and planned to sell at the coming 2008 auctions but due to a pasture accident, the filly was euthanized in February 2008 on advice from the attending veterinarian. The filly was insured for $8,000 and we received a $5,000 reimbursement under that policy.

We have terminated our breeding program due to its limited success over the last 2 years, but will retain our Stud rights in Private Gold. We had purchased breeding rights to Matty-G for Lois Laner, which we consider our best mare, but were unsuccessful in bringing the pregnancy to a full term. Matty-G was purchased by a Washington syndicate from Kentucky to stand in Washington.  We had planned on re-breeding Baby Alice to Cahill Road, but were able to breed Baby Alice to Matty-G ,a highly sought stallion with a proven record of delivering high value foals. Baby Alice, who was bred to Matty-G, had a Filly foal in May of 2008.  Both Mares were bred back to Matty-G., but only the Baby Alice breeding was successful.  We sold Lois Laner, and her foal, privately prior to the Washington Thoroughbred Breeders Association (WBTA) auction on December 3, 2008. In December 2008, we received a $922 bonus from the State of Washington for races run in Washington race tracks from the winnings of thoroughbreds they have bred. We have previously received $368 in revenues from the State of Washington for breeding a successful race horse from a special Breeders Program.

On April 30, 2009 the Company entered into a Purchase and Sale agreement wherein the Company exchanged 6,480,000 of its common shares for 100% of the issued shares of NanoTech Entertainment, Inc. (“Nanotech”).  In connection with the acquisition, the Company issued a 10% finder’s fee of 648,000 shares of common stock to a consulting firm assisting with the transaction. On May 8, 2009, the Company changed its name to NanoTech Entertainment, Inc. to better reflect its business direction.

Nanotech is a privately held corporation that holds intellectual property in the development and sales of technology and games for the coin-op / arcade, casino gaming, and consumer entertainment markets.

Revenues

The Company has recorded $19,629 in revenues from operations since inception through March 31, 2009, which was generated from race winnings and the sale of one bred foal.

The Company had purchased two broodmares who were with foals and two individual syndicate shares in established stallions for breeding or re-sale purposes.  Two foals were born in April 2006, one of which died in June 2006 due to an incurable virus, and was uninsured. Another foal was born in April 2007 and had to be euthanized in 2008 because of a pasture accident.  This foal was insured and the death resulted in collection of $5,000 in insurance proceeds. The deaths may cause a substantial loss in future sales.  The foal born in 2006 was sold at auction in December 2007 for $6,200.  Two more foals were born in May 2008 and one was sold with its mother during the six months ended December 31, 2008.  The other broodmare and its foal are being held for sale anticipated in Spring of 2009.

The Company currently has full ownership in one thoroughbred filly weanling and one mare (Baby Alice). The two-year-old filly it bought at the Sept 2006 WBTA Auction (Cascade Park), was sold to a Canadian racing interest in March 2008. The Company owns syndicate shares in one stallion (Private Gold). The Company has received revenue from the one-third interest in the race winnings from Russian ($8,644), and from the State of Washington for breeding a successful race horse from a special Breeders Program ($368). We also have received revenue from the race winnings of Cascade Park ($2,345) in 2007.

Operating and General & Administrative Expenses

Operating expenses consisting of boarding, training, depreciation and amortization, breeding, consulting, professional fees, and other general administrative expenses totaled $46,301 for the nine months ended March 31, 2009, compared to $104,049 for the nine months ended March 31, 2008.  Since inception through March 31, 2009, we have incurred operating expenses totaling $398,687.

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

Capital and Liquidity

As of March 31, 2009, we had total current assets of $34,118, and total current liabilities of $118,958, resulting in a working capital deficit of $84,840.

During the nine months ended March 31, 2009 and 2008, the Company received $14,800 and $27,000, respectively, in cash from the sale of its common stock, and $258,300 since inception through March 31, 2009.  In March 2009, the Company issued convertible debentures totaling $46,900, for which $25,500 in cash was received (the difference is due to the conversion of $21,400 in notes payable and interest to convertible debentures).  In April and May 2009, the Company issued an additional $23,300 in convertible debentures for cash.  These debentures were immediately converted to 233,000 shares of common stock at $.10 per share.

These proceeds are being used for operating and general and administrative expenses to sustain the Company through its development stage until it establishes profitable operations or receives cash from the issuance of additional common stock or debentures.

We had cash on hand of $6,781 as of March 31, 2009. We do not have sufficient cash to meet our short-term expansion needs over the next 12 months, which are to produce a number of video games.

We believe we can meet our payment schedules for current boarding, care and syndicate share costs with our existing cash. The Company will require additional cash, either from stock sales, debenture issuances, operating activities, or cash advances from stockholders and officers, to meet our immediate expansions and financial needs and our long-term goals. Our long-term goals will be to expand on the production and marketing of video games. The Company may not be able to obtain additional financing, either in the form of racing profits, debt or equity, or guarantee that, if such financing is obtained, it will be available to us on reasonable terms. If we are able to obtain additional financing or structure strategic relationships in order to fund current or future projects, existing stockholders will likely experience further dilution of their percentage ownership of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, Robert DeKett (our principal executive officer) and Kenneth Liebscher (our principal financial officer) concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company,  and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Changes in Internal Control Over Financial Reporting.

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP principles.  The determination of ineffective internal control is based upon the lack of separation of duties and insufficient general knowledge of US GAAP. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS

Exhibit
Number                                Description

31	Rule 13a-14(a)/15d-14a(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 4, 2009                                                      NanoTech Entertainment, Inc.

By:
/s/ Robert DeKett____
Robert DeKett, President
(Chief Executive Officer)

June 4, 2009                                                      NanoTech Entertainment, Inc.

By:
/s/ Kenneh B. Liebscher
Kenneth B. Liebscher
(Chief Financial Officer)