Form 10-K
period 2009-06-30
NanoTech Entertainment, Inc.
filed 2009-10-30
CIK 1425905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 333-149184

NANOTECH ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1379559
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 50729
Henderson, Nevada 89016
(Address of principal executive offices)

(408) 642-1559
(Issuer's telephone number)
Aldar Group, Inc.
7230 Indian Creek Lane, Suite 201, Las Vegas, NV 89149
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-season issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of October 13, 2009 (last trade date) was approximately $324,300.00 based upon the closing price of the common stock as quoted by NASDAQ OTC Bulletin Board on such date.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the last practicable date: 14,437,000 shares of common stock at October 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

TABLE OF CONTENTS

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

All readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain forward looking statements and statements of historical facts. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) revenue projections, income (loss), earning (loss) per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions with regards to customers, suppliers, competitors or regulatory authorities, (iii) statements of future performance, and (iv) statements of assumptions underlying other statements about the Company or its business.

This document and all documents incorporated herein by reference also identify factors which could cause actual results to differ materially from those indicated by the forward-looking statements.  Please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

The cautions outlined made in this statement and elsewhere in this document should not be construed as complete or exhaustive.  In many cases, we cannot predict factors which could cause results to differ materially from those indicated by the forward-looking statements.  Additionally, many items or factors that could cause actual results to differ materially from forward-looking statements are beyond our ability to control.  The Company will not undertake an obligation to further update or change any forward-looking statement, whether as a result of new information, future developments, or otherwise.

PART I

ITEM 1.  BUSINESS

General

The Company was originally organized as a Nevada Corporation on July 15, 2004 under the name Aldar Group, Inc. for the purpose of acquiring, selling and breeding thoroughbred horses.

In April, 2009, the Company entered into an Acquisition Agreement (the “Agreement”) with Nanotech Entertainment, Inc. (“NEI”), a Nevada corporation, wherein the Company acquired 100% of NEI’s issued and outstanding common stock through the exchange of 6,480,000 common shares.  As a result of the Agreement, the Company changed its name to NanoTech Entertainment, Inc. to better reflect the direction of the newly formed entity.

For accounting purposes, the share exchange transaction was treated as a capital transaction where the Company, as the acquiring corporation, issued stock for the net monetary assets of NEI, as the shell corporation, accompanied by a recapitalization. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles are not recorded.

The Company now operates as a virtual manufacturer, developing technology and games, and then licensing such products to third parties for manufacturing and ultimate distribution.  The Company’s business model supports relatively low overhead costs and efficiencies in operations in the new global manufacturing economy.

Company Overview

NanoTech Entertainment, Inc. (the “Company” or “We” or “NanoTech”) is a provider of gaming technology for the coin-op arcade, casino gaming and consumer gaming markets. Headquartered in Las Vegas, Nevada, we operate as a virtual manufacturer, developing technology and games, and then licensing them to third parties for manufacturing and distribution. This business model supports extremely low overhead and efficient operations in the new global manufacturing economy.

With an ever-expanding lineup of technology and products, NanoTech is redefining the role of developers and manufacturers in the gaming market. NanoTech's teams is compromised of industry veterans of the gaming industry and have collectively been responsible for dozens of award winning products and multi-million copy selling video games and technology.

Market and Industry

We have experience and products for all aspects of the various gaming industries.  By traversing the market from consumer to coin-op to casino, the company may be able to take advantage of all three growth & profitable industries and balance out the seasonal patterns of each.

Even in the unsteady economic climate, the gaming market continues to flourish and expand.  In 2008 the arcade industry saw $7.2 Billion in revenue and the consumer market saw $58 Billion with a growth of 19% in 2008. The following are excerpts from other sources:

•	“As people cut back on travel and going out, they are turning more to home entertainment, providing a boost to the video game industry” Reuters, April 2, 2009

•	“"The video game business continues to enjoy robust growth, making it the fastest growing of the many consumer goods categories“ Market Watch, Feb 18, 2009

The NanoTech team has won numerous awards in recent years including innovative product of the year in 2005 and 2006 in the arcade industry and innovative product of the year in 2007 in the casino market.

Products

Below is a list of the Company’s current product line with detailed descriptions. For more information on the Company’s products and services you can view our web site at www.NanoTechEnt.com.

MultiPin™ - There is currently only one Pinball manufacturer left in the world, Stern Pinball.  While they supply over 10,000 machines per year to the market, there is a huge demand for new and innovative pinball.  MultiPin™ represents the next generation in pinball.  By replacing the mechanical parts of a pinball machine with state of the art electronics, MultiPin™ solves two major problems seen by operators of Pinball machines.  First, it eliminates any mechanical failures, which are common amongst pinball machines.  Secondly, it provides a multi-game platform that can be constantly updated with new games without having to swap out the machine.  Our proprietary physics engine and motion sensors allow MultiPin™ to accurately recreate the experience of a mechanical pinball machine, while providing players with a variety of classic and modern pinball games to choose from.

 Xtreme Rally Racing™ - An Xtreme Off-Road Racing Experience with no boundaries. Xtreme Rally Racing is an innovative new driving machine that features three modes of game play:

Xtreme Off-Road - Race Head to Head against other players and the computer to checkpoints while driving anywhere on the map with no preset course.

Timed Rally Stages - Classic Rally Racing on real world courses. Players will be able to race in five different countries on real world rally courses.

Xtreme Stadium Racing - Custom Stadiums designed for Xtreme racing including a figure 8 multi-lap course with huge jumps.

NanoNET Online System - Local and Worldwide Head to Head competition in real time against machines located around the world. Remote Operator Control of your machines including diagnostics, accounting reports, and automatic software updates & enhancements downloaded over the net. Link up to 4 Cabinets for local multiplayer action

Pinball Wizard ™ - Consumer Pinball enthusiasts have been growing with the advent of Visual Pinball and now Future Pinball.  The official Visual Pinball forum boasts over 155,000 members, and the free version Future Pinball has been downloaded over 1 million times in the past six months, and over 500,000 copies in April 2009.  We have created the only input device designed to give these players a way to experience real pinball controls on their personal computer.   Based on the technology developed for the MultiPin™ product we have built a controller that lets people play pinball using traditional controls and the ability to “shake” and “nudge” the table.

Mot-Ion™ Adapter - The Mot-Ion adapter is a USB adapter that allows Do It Yourself Pinball enthusiasts to build their own cabinet using real pinball controls providing analog inputs for nudging and bumping. This kit includes everything needed to connect a pinball cabinet to a PC. (I/O Board, Digital Plunger, Wiring Harness)

Opti-Gun™ Adapter - The OptiGun adapter is a USB adapter that allows players to connect Arcade Light Guns to any USB based system. This universal adapter provides a complete solution to implement an arcade game including Gun Inputs, Force Feedback Outputs, digital inputs and built in audio amplifier. The adapter an also be used with PC based emulators such as M.A.M.E. to connect arcade light guns on your home system.

Retr-IO™ Adapter - The Retr-IO adapters provides a standard JAMMA interface for USB based systems. This universal adapter provides a complete solution to implement an arcade game using Joysticks, Trackballs, Spinners, buttons and features digital outputs and built in audio and video amplifiers.

The board works with any PC based system including M.A.M.E and other emulation products. It provides an all in one solution to hooking up traditional arcade controls to your PC, or any USB system. All digital inputs and outputs are interfaced via standard keyboard commands, and appear as mapped keys to your games. The default key mappings match those of many popular PC emulation products. Two Trackballs and two Spinners are supported, and are mapped to the system as mice. The board supports four player standard configurations or two player 4 way joystick and 6 button configurations.

Competition

The Company will compete against established companies with significantly greater financial, marketing, research and development, personnel, and other resources than the Company. Such competition could have a material adverse effect on the Company's profitability.

Government Regulation

There are no government regulations regulating the development and sale of gaming products for coin operated machines.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal Nevada executive offices are located at 7230 Indian Creek Lane, Ste 201, Las Vegas NV 89149 and our phone number is 408-642-1559.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “NTEKE”. There has been limited trading of our common stock.  Our common stock has been quoted on the OTCBB since September 22, 2008 under the symbol ALDJ. On June 10, 2009, pursuant to a corporate name change and a change in control of the Company, the ticker was changed to NTEK. On October 2, 2009, our symbol was changed to NTEKE for failure to be current in our reporting obligations with the Securities and Exchange Commission. We have thirty days from the change of our symbol to become current with our filings or we will be delisted to the Pink Sheets.
Holders

As of October 30, 2009, we have 14,487,000 Shares of $0.001 par value common stock issued and outstanding. The stock transfer agent for our securities is Stalt, Inc., 671 Oak Grove Avenue, Suite C, Menlo Park, CA 94025.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and does not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has authorized 75,000,000 shares of common stock with a par value of $.001, and no preferred stock.  As of June 30, 2009 and 2008, the Company had issued and outstanding common stock totaling 12,867,000 and 4,533,000, respectively. The following transactions comprised the total shares issued and outstanding as of June 30, 2009:

On August 19, 2004, the Company issued 10,000 shares of common stock at $.001 par value to an Affiliate of the Company for consulting services rendered, valued at $10 per share.

On January 31, 2006, the Company declared and issued a common stock dividend of 1,260,000 shares at $.001 par value to stockholders of record as of January 31, 2006.

On January 30, 2009, the Company issued 10,000 shares of common stock at $.001 par value to a creditor for settlement of debt valued at $1,000.

In March 2009, the Company issued 167,000 shares of common stock at $.10 per share for conversion of $16,700 of convertible debentures.

In April, 2009, the Company issued 20,000 shares of common stock at $.10 per share for conversion of $2,000 of convertible debentures.

In April, 2009, the Company issued 6,480,000 at $.001 par value in accordance with the Agreement (see Note A), wherein AGI acquired 100 percent of NTI.  In addition, the Company issued 648,000 at $.001 par value, representing finder fees associated with the Agreement.

In April, 2009, the Company issued 500,000 shares pursuant to the conversion of a loan, for $.001 par value.

In June, 2009, the Company issued 213,000 shares of common stock at $.10 per share for conversion of $21,300 of convertible debentures.

In addition, from July 15, 2004 (“Inception”) through June 30, 2009, the Company has issued 3,559,000 shares of common stock at prices ranging between $.001 par value to $.25 per share, in exchange for cash, totaling $273,300.

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

The class of persons to whom these offerings were made was "sophisticated investors." As a result, offers were made only to persons that the Company believed, and had reasonable grounds to believe, either (a) have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the proposed investment, or (b) can bear the economic risks of the proposed investment (that is, at the time of investment, could afford a complete loss). Additionally, sales were made only to persons whom the Company believed, and had reasonable grounds to believe immediately prior to such sale and upon making reasonable inquiry, (a) are capable of bearing the economic risk of the investment, and (b) either personally possess the requisite knowledge and experience, or, together with their offeree's representative, have such knowledge and experience.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2008.

[Balance of Page Intentionally Left Blank]

ITEM 6.  SELECTED FINANCIAL DATA

The following table includes select data extracted from, and should be examined in conjunction with, the audited financial statements and footnotes for the years ended June 30, 2009 and 2008 and the period of July 15, 2004 (inception) to June 30, 2009, as found under Item 8 of this annual report.

			From
			Inception
			(July 15,
	Year Ended	Year Ended	2004) to
	June 30,	June 30,	June 30,
	2009	2008	2009

Gross Sale	$28,098	$27,753	$28,098

Gross Profit	17,768	27,753	17,76

Net Loss from Continuing and Discontinued Operations	(1,134,467)	(475,522)	(1,134,467)

Net cash provided by financing activities

Net cash used in operating activities

Cash on hand	35,536	41,801	35,536

Net loss per basic and diluted shares	(0.05)	(0.04)	(0.05

Weighted average number of common shares outstanding:	6,621,250	4,520,000	6,621,250
Basic and Diluted

Cash dividends declared per common share	0.00	0.00	0.00

Property and equipment, net	11,920	2,571	11,920

Stockholders’ deficit	(1,363,819)	$(475,522)	(1,363,819)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual result may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Results of Operations

We have generated revenues from operations of $55,851 since inception and have incurred $1,567,768 in expenses through June 30, 2009.

The following table provides selected financial data about our company for the year ended June 30, 2009 and 2008, respectively.

Balance Sheet Data	June 30, 2009	June 30, 2008

Cash	35,536	$41,801

Total Current Assets	106,836	$114,377

Total Assets	118,756	$116,948

Total Liabilities	1,482,575	$525,500

Stockholders' Deficit	(1,363,819)	$(475,522)

Plan of Operation

We have developed a plan of operations reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our new product development, and our required staffing and additional funding requirements to fulfill our business objectives.

Cash Requirements

We estimate that we require a minimum of approximately $250,000 and a maximum of approximately $5,000,000,000 to operate for the next 12 months from the date of this annual report. The minimum of $250,000 is required for operating expenses and general operational overhead. The maximum will be required to fully implement our business plan which will include the following:

•	Product Development – This will include programming, engineering and prototype building.

•	Trade Shows – We plan to exhibit our existing products and roll out new product development though several trade shows during calendar year 2010.

•	Prototype Engineering – This will include research and development of new technology to our existing products and any new products to be developed.

•	U.S Patent Filings

To the extent we are unable to meet our operating expenses, we may borrow funds from our current management or other affiliates, or we may attempt to raise capital from private individuals or institutional investment equity funds. Any funds generated from product sales if any, in our company that exceeds our operating expenses and debt repayments will be used to expand our operations.

We have developed a plan of operations reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our anticipated operating and product development projections, and our required staffing and additional funding requirements to fulfill our business objectives.

Revenues

The Company has recorded $28,098 in revenues from operations as of June 30, 2009, which was generated from product licensing fees and other related business. These revenues have come mainly from the sale of prototype kits to OEM customers for the MultiPin and XRR games.  These sales were for test units while the products are completing the development cycle. We have produced additional revenue from consumer level products that we sell on our web store.

We currently have a purchase order with Cosmic Video in the amount of $85,000 USD for our newly developed product named Xtreme Rally Racing. The purchase order is for fifty (50) units and is conditional on game completion and field test

Operating and General & Administrative Expenses

Operating expenses consisting of office rent, administrative staff, salaries, and other general administrative expenses totaled $1,072,685 and $495,083 for the years ended June 30, 2009 and 2008, respectively.  Since inception through June 30, 2008, we have incurred operating expenses totaling $352,386

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

Capital and Liquidity

As of June 30, 2009 and 2008, we had total current assets of $106,836 and $114,377, and total current liabilities of $1,232,575 and $302,500, respectively.

During the years ended June 30, 2009 and 2008, the Company received $210,439 and $40,000, respectively, in cash from the sale of its common stock, and $250,439 since inception through June 30, 2009.  These proceeds are being used for operating and general and administrative expenses to sustain the Company through its development stage until it establishes profitable operations or receives cash from the issuance of additional common stock.

We had cash on hand of $$35,536 and $41,801 as of June 30, 2009 and 2008, respectively. We do not have sufficient cash to meet our short-term expansion needs over the next 12 months, which are to sell our existing products, expand our product development, costs of research and development, trade show presentations, financing of product inventory, development of prototypes, and protection of our intellectual capital through the applications for U.S. patents.

[Balance of Page Intentionally Left Blank]

ITEM 8 Financial Statements and Supplementary Data

NanoTech Entertainment, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Financial Statements

For the years ended June 30, 2009 and 2008;
and from November 11, 2007 (Inception)
through June 30, 2009

NanoTech Entertainment, Inc.

(A Development Stage Company)

Index to Consolidated Financial Statements

For the Period of November 13, 2007 (Inception)
through June 30, 2009

NanoTech Entertainment, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2009	2008
ASSETS
Current assets:
Cash	$35,536	$41,801
Inventory	8,800	-
Prepaid expenses	2,500	-
Prepaid expenses – related party	-	57,576
Prepaid royalties	60,000	15,000
Total current assets	106,836	114,377
Property and equipment	22,771	3,071
Less: accumulated depreciation	(10,851)	(500)
Net property and equipment	11,920	2,571
Total assets	$118,756	$116,948

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities:
Accounts payable	$47,679	$-
Accounts payable – related party	67,675	-
Cash drawn in excess of bank balance	5,174	-
Accrued liabilities – officers	916,731	250,000
Royalties payable	41,771	-
Accrued interest	18,044	-
Accrued interest – related party	9,223	-
Convertible debentures, net	15,778	-
Notes payable – current	30,000	-
Notes payable – current, related party (Note C)	80,500	52,500
Total current liabilities	1,232,575	302,500
Long-Term Liabilities
Notes payable – noncurrent	250,000	250,000
Total liabilities	1,482,575	552,500

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 75,000,000 shares authorized, 14,437,000 and 6,480,000 shares issued and outstanding as of June 30, 2009 and June 30, 2008, respectively	14,437	6,480
Additional paid-in capital	236,002	33,520
Deficit accumulated during the development stage	(1,614,258)	(475,552)
Total stockholders’ deficit	(1,363,819)	(435,552)
Total liabilities and stockholders’ deficit	$118,756	$116,948

The accompanying notes are an integral part of these consolidate financial statements.

NanoTech Entertainment, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

		From Nov. 11,	From Nov. 11,
	For the year	2007 (Inception)	2007 (Inception)
	ended June 30,	through June 30,	through June 30,
	2009	2008	2009
Revenues:
Sales, net	$28,098	$27,753	$55,851
Less: costs of goods sold	10,330	-	10,330
Gross profit	17,768	27,753	45,521

Operating Expenses:
Selling, general and administrative	1,072,685	495,083	1,567,768

Other income / (expenses)
Interest expense	(79,550)	(8,222)	(87,772)

Net loss before income taxes	(1,134,467)	(475,552)	(1,610,019)

Provision for income taxes	-	-	-

Net loss before discontinued operations	(1,134,467)	(475,552)	1,610,019

Discontinued operations:
Loss from discontinued operations, net	(4,239)	-	(4,239)

Net loss available to common stockholders	$(1,138,706)	$(475,552)	$(1,614,258)

Continuing operations
Basic	$(.05)	$(.04)
Diluted	$(.05)	$(.04)

Discontinued operations
Basic	$(.00)	$(.00)
Diluted	$(.00)	$(.00)

Total net loss per share
Basic	$(.05)	$(.04)
Diluted	$(.05)	$(.04)

Weighted average shares outstanding
Basic	6,621,250	4,520,000

The accompanying notes are an integral part of these consolidated financial statements.

NanoTech Entertainment, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit

				Deficit Accumulated
				During the
	Common Stock		Additional	Development	Total
	Shares	Amount	Paid-In Capital	Stage	Stockholders’ Deficit

Balance, Nov. 13, 2007 (Inception)	6,480,000	$6,480	33,520	-	$40,000
Net loss	-	-	-	(475,552)	(475,552)

Balance, June 30, 2008	6,480,000	6,480	33,520	(475,552)	(435,552)

Effective share issuance in recapitalization on 04/30/2009	4,533,000	4,533	(150,194)	-	(145,661)
Conversion of debentures, $.10/share	400,000	400	39,600	-	40,000
Conversion of loan, $.001/share	500,000	500	-	-	500
Settlement of vendor debt, $.10/share	10,000	10	990	-	1,000
Shares issued as finder fee, $.25/share	648,000	648	161,352	-	162,000
Shares issued in private placement, $.10/share	270,000	270	26,730	-	27,000
Shares issued in private placement, $.05/share	1,596,000	1,596	78,204	-	79,800
Beneficial conversion feature on
Convertible debentures	-	-	45,800	-	45,800
Net loss	-	-	-	(1,138,706)	(1,138,706)

Balance, June 30, 2009	14,437,000	$14,437	$236,002	$(1,614,258)	$(1,363,819)

The accompanying notes are an integral part of these consolidated financial statements.

NanoTech Entertainment, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

		From Nov. 11,	From Nov. 11,
	For the year	2007 (Inception)	2007 (Inception)
	ended June 30,	through June 30,	through June 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(1,138,706)	$(475,552)	$(1,614,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,727	500	2,227
Common stock issued for finder fees	162,000	-	162,000
Stock issued for services	-	20,000	20,000
Amortization of debt discount	31,378	-	31,378
Changes in operating assets and liabilities:
Decrease in accounts receivable	572	-	572
Increase in inventory	(8,800)	-	(8,800)
Increase in prepaid expenses	(2,500)	-	(2,500)
Decrease in prepaid expenses – related party	57,576	(57,576)	-
Increase in prepaid royalties	(45,000)	(15,000)	(60,000)
Decrease in accounts payable	(11,900)	-	(11,900)
Decrease in accounts payable – related party	(5,216)	-	(5,216)
Increase in accrued liabilities – officers	666,731	250,000	916,731
Increase in accrued interest	17,736	-	17,736
Increase in accrued interest – related party	7,523	-	7,523
Increase in royalties payable	41,771	-	41,771
Net cash used in operating activities	(225,108)	(277,628)	(502,736)

Cash flows from investing activities:
Net cash received in reverse recapitalization	31,769	-	31,769
Additions to property and equipment	-	(3,071)	(3,071)
Cash flows used for investing activities	31,769	(3,071)	(28,698)

Cash flows from financing activities
Cash drawn in excess of bank balance	5,174	-	5,174
Proceeds from notes payable – related party	25,000	52,500	77,500
Repayment of notes payable – related party	(2,700)	-	(2,700)
Proceeds from notes payable	30,000	250,000	280,000
Proceeds from issuance of common stock	87,000	20,000	107,000
Proceeds from issuance of debentures	21,300	-	21,300
Proceeds from conversion of debentures	21,300	-	21,300
Net cash provided by financing activities	187,074	322,500	509,574

Increase (decrease) in cash	(6,265)	41,801	35,536
Cash, beginning of period	41,801	-	-
Cash, end of period	$35,536	$41,801	$35,536

Non-cash investing and financing activities
Issuance of common stock upon conversion of debentures	$40,000	$-	$40,000
Issuance of common stock upon conversion of loan	$500	$-	$500
Issuance of common stock in settlement of vendor debt	$1,000	$-	$1,000

Supplemental cash flow information:
Interest paid in cash	$21,835	$8,222	$30,057
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NanoTech Entertainment, Inc. and Subsidiaries
(A Development Stage Company)
 Notes to Consolidated Financial Statements

A.	ORGANIZATION

NanoTech Entertainment, Inc. (“NTI”) was incorporated under the laws of the state of Nevada on November 11, 2007.  In April, 2009, NTI entered into an Acquisition Agreement (the “Agreement”) with Aldar Group, Inc. (“AGI”), a Nevada corporation, wherein AGI acquired 100% of NTI’s issued and outstanding common stock through the exchange of 6,480,000 common shares.  As a result of the Agreement, AGI changed its name to NanoTech Entertainment, Inc. to better reflect the direction of the newly formed entity.  For accounting purposes, the share exchange transaction was treated as a capital transaction where NTI, as the acquiring corporation, issued stock for the net monetary assets of AGI, as the shell corporation, accompanied by a recapitalization. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles are not recorded.  All references to the NTI’s common stock have been restated to reflect the equivalent numbers of AGI’s common shares.

The Company operates as a virtual manufacturer, developing technology and games, and then licensing such products to third parties for manufacturing and ultimate distribution.  The Company’s business model supports relatively low overhead costs and efficiencies in operations in the new global manufacturing economy.

When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of NTI on a consolidated basis unless the context suggests otherwise.

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”.  The Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to implement its planned, principal activities.

B.	SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

PRINCIPLES OF CONSOLIDATION

The Company’s consolidated financial statements include the financial statements of NanoTech Entertainment, Inc. and those of Aldar Group, Inc.  All significant inter-company balances and transactions have been eliminated in consolidation.

NanoTech Entertainment, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

B.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company’s cash balances totaled $30,362 and $41,801 as of June 30, 2009 and 2008, respectively.

INVENTORY

The Company’s inventory is stated at cost.  Inventory on hand consists entirely of finished goods available and ready for sale.

PROPERTY AND EQUIPMENT

The Company’s property and equipment is comprised of office equipment, horses, and partial interest in a race horse, all of which are stated at cost.  Depreciation is calculated over the estimated useful lives ranging from 3 to 7 years using the straight – line method.

REVENUE RECOGNITION

Revenues for product sales are recognized when risks associated with ownership have passed to unaffiliated customers.  Typically, this occurs when finished products are shipped.

NET INCOME OR (LOSS) PER SHARE OF COMMON STOCK

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that are listed below did not, and are not currently expected to, have a material effect on the Company’s financial statements, but will be implemented in the Company’s future financial reporting when applicable.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP.

NanoTech Entertainment, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

B.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  This Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in

NanoTech Entertainment, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

B.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

its financial statements. (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under SFAS No. 5, “Accounting for Contingencies.”

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS No. 160 is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

NanoTech Entertainment, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

B.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued a revision to SFAS No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

C.	RELATED PARTY TRANSACTIONS

The Company pays rent expense to two shareholders for the use of property for business purposes.  The total amounts paid to the Company’s shareholders for rent for the years ended June 30, 2009 and 2008 totaled 197,860 and 115,547, respectively.  These amounts have been recorded in selling, general and administrative expenses for the same periods.

In addition, the Company’s president has provided funding in the form of debt instruments, totaling $75,000 as of June 30, 2009.  These amounts have been recorded in notes payable – noncurrent, related party as of the same period’s end.

During the year ended June 30, 2008, the Company entered into promissory notes payable totaling $20,000 with two stockholders.  The notes carried 7 percent annual interest and were due in 2011.  Interest began accruing in July 2008.  In March 2009, the principal, totaling $20,000, and accrued interest, totaling $1,400, were converted to convertible debentures totaling $21,400 (see Note F).

D.	NOTES PAYABLE

The Company has originated the following notes payable:

	June 30, 2009	June 30, 2008
Note 1, 10.00%, due 2011	$250,000	$-
Note 2, 20.00%, due 2009	25,000	-
Totals	$275,000	$-

The notes are interest only, with principal together with any accrued for interest payable upon the respective date of maturity.  Of the amount as per above,

E.	STOCKHOLDERS’ EQUITY

The Company has authorized 75,000,000 shares of common stock with a par value of $.001, and no preferred stock.  As of June 30, 2009 and 2008, the Company had issued and outstanding

NanoTech Entertainment, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

E.	STOCKHOLDERS’ EQUITY (CONTINUED)

common stock totaling 12,867,000 and 4,533,000, respectively.  The following transactions comprised the total shares issued and outstanding as of June 30, 2009:

On August 19, 2004, the Company issued 10,000 shares of common stock at $.001 par value to an Affiliate of the Company for consulting services rendered, valued at $10 per share.

On January 31, 2006, the Company declared and issued a common stock dividend of 1,260,000 shares at $.001 par value to stockholders of record as of January 31, 2006.

On January 30, 2009, the Company issued 10,000 shares of common stock at $.001 par value to a creditor for settlement of debt valued at $1,000.

In March 2009, the Company issued 167,000 shares of common stock at $.10 per share for conversion of $16,700 of convertible debentures.

In April, 2009, the Company issued 20,000 shares of common stock at $.10 per share for conversion of $2,000 of convertible debentures.

In April, 2009, the Company issued 6,480,000 at $.001 par value in accordance with the Agreement (see Note A), wherein AGI acquired 100 percent of NTI.  In addition, the Company issued 648,000 at $.001 par value, representing finder fees associated with the Agreement.

In April, 2009, the Company issued 500,000 shares pursuant to the conversion of a loan, for $.001 par value.

In June, 2009, the Company issued 213,000 shares of common stock at $.10 per share for conversion of $21,300 of convertible debentures.

In addition, from July 15, 2004 (“Inception”) through June 30, 2009, the Company has issued 3,559,000 shares of common stock at prices ranging between $.001 par value to $.25 per share, in exchange for cash, totaling $273,300.

F.	CONVERTIBLE DEBENTURES

In March 2009, the Company issued convertible debentures bearing interest at 6 percent per annum with a term of two years.  The debenture principle and accrued interest may be converted into shares of the Company’s common stock in the first year at a conversion price of $0.10 or in the second year at a price which is 80% of the three lowest closing bid prices during the ten days prior to conversion.  During the year ended June 30, 2009, the Company issued debentures totaling $62,358, which amount includes cash received, totaling $40,500, converted notes payable to related parties, totaling $20,000 and corresponding accrued interest, totaling $1,400, and other accrued interest totaling $458. A total of $40,000 of debentures was converted to shares at $0.10 during the same period.  At June 30, 2009, the Company has recorded converted debentures principal, totaling $22,358, in notes payable – noncurrent.  Since the second year conversion price is indeterminable and the first year conversion price approximates the fair

NanoTech Entertainment, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

F.	CONVERTIBLE DEBENTURES

market value of the Company’s stock, the convertible debentures are considered ‘out of the money,’ so no beneficial conversion feature has been provided for.

G.	INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

H.	DISCONTINUED OPERATIONS

The results of the Agreement in April, 2009 between AGI and NTI, wherein the AGI acquired 100 percent of NTI through the exchange of 6,480,000 shares of common stock, effectively constituting a recapitalization, resulted in losses from the discontinued operations of AGI from the period of May 1, 2009 through June 30, 2009, totaling $15,531.

I.	GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the years ended June 30, 2009 and 2008, the Company incurred net losses totaling $324,050 and $195,948, respectively.  Moreover, the Company recorded a retained deficit totaling $574,833 and $195,948 as of June 30, 2009 and 2008, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to meet its ongoing financial requirements is dependent on management being able to obtain additional equity and/or debt financing, the realization of which is not assured.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below is the name and age of each individual who was a director or executive officer of Nanotech Entertainment, Inc. as of September 30, 2008, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

NAME	AGE	POSITION	DATES SERVED

Robert Dekett	55	President, Treasurer, Secretary and Director	May 2009 to Present

Kenneth Liebscher	65	Chief Financial Officer	October 2008 to Present

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officer:

Robert DeKett - President, Secretary, Treasurer, and Director - In 1980, Mr. DeKett began his career at Merit Industries, the leading manufacturers of video games, countertop games, and electronic dart games for the coin-op arcade industry and in 1985 designed the first touch screen countertop game which revolutionized the industry. In 1997 he joined Quantum3D as Worldwide Business Development Director - Out-of-Home Entertainment (OHE) to advance their newly created 3Dfx based technology and established distributorships worldwide. In 2002 he joined his colleague David Foley (founder, UltraCade Technologies) as VP of Business Development at UltraCade Technologies where he was responsible for all licensing and negotiations. Mr. DeKett procured licenses from many major Japanese, European and US video game publishers including an exclusive worldwide license with the NTRA for the Breeders’ Cup, with development deals both in the Video Game and Casino Gaming industries. UltraCade also won the coveted Video Game Innovative Product of the Year for its Breeder Cup Arcade game. Mr. DeKett attended St. Vincent College and earned degrees in English BA & Philosophy BA - Summa Cum Laude.

Kenneth Liebscher – Chief Financial Officer – Mr. Liebscher is an international businessman with 36 years of securities and executive management experience. Mr. Liebscher is a graduate of St. George's School, Vancouver, B.C. and also attended the University of British Columbia. In 22 years with the world's largest dental products manufacturer, Dentsply International Inc., Mr. Liebscher held several positions culminating as the Manager of their West Coast Division, headquartered in San Francisco California. Mr. Liebscher was recruited by a major Europe based competitor, Ivoclar Liechtenstein to lead their entry into the North American market and, within two years, became Executive Vice President of Sales and Marketing and helped expand this company's sales to $300,000,000 US before retiring. Mr. Liebscher became a director of a publicly held company called E.T.C. Industries Ltd. in 1992 and became President of its wholly owned subsidiary, THE ELECTRIC CAR COMPANY and, in 1994, led a team that developed the MI 6 prototype electric car from the ground up. Mr. Liebscher has served on the Board of Directors of Belmont Resources Inc., listed on the TSX Venture Exchange (BEA.V) from 1992 to the present.  Mr. Liebscher also serves on the Board of Directors of UTEC, Inc., a publicly reporting company.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of June 30, 2009. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 14,437,000 total outstanding shares of our common stock as of June 30, 2009.

Amount and Nature of Beneficial Ownership as of June 30, 2009:

Name of Individual	# Shares Beneficially Owned	# of Class of Common Stock (1)

Robert Dekett President, Treasurer, Secretary and Director PO Box 50729 Henderson, Nevada 89016	3,000,000	20.78%

Kenneth Liebscher Chief Financial Officer PO Box 50729 Henderson, Nevada 89016	0	0.00%

David Foley 311 Santa Rosa Drive Los Gatos, California 95032	3,000,000	20.78%

Greenleaf Forum Investments Kevin Murphy, President 1174 Manitou Drive NW Fox Island, WA 98333	1,300,000	8.98%

Takashi and Keiko Yoshida 59 Preston Road Woodside, CA 94062	1,000,000	6.90%

Alan Tolson Skiddaw View Sandale Bolton Gate, Cumbria CA5 1DE UK	1,500,000	10.36%

All Officers and Directors as a Group (2 Person2)	3,000,000	20.78%

Item 13 – Certain Relationships and Related Transactions, Director Independence

The Company pays rent expense to two shareholders for the use of property for business purposes.  The total amounts paid to the Company’s shareholders for rent for the years ended June 30, 2009 and 2008 totaled 197,860 and 115,547, respectively. These amounts have been recorded in selling, general and administrative expenses for the same periods.

In addition, the Company’s president has provided funding in the form of debt instruments, totaling $75,000 as of June 30, 2009.  These amounts have been recorded in notes payable – noncurrent, related party as of the same period’s end.

During the year ended June 30, 2008, the Company entered into promissory notes payable totaling $20,000 with two stockholders.  The notes carried 7 percent annual interest and were due in 2011.  Interest began accruing in July 2008.  In March 2009, the principal, totaling $20,000, and accrued interest, totaling $1,400, were converted to convertible debentures totaling $21,400 (see Note F).

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

2009:  $75,000

2008:  $ 8,800

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2009:  $25,000

2008:  $ 0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2009:  $ 20,000

2008:  $ 0

Preparation of the Company’s corporate tax return for the fiscal year ended June 30, 2008 is currently underway.

All Other Fees:

2009:  $ 0

2008:  $ 0

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

PART IV

Item 15 – Exhibits, Financial Statement Schedules

The following exhibits are included with this filing:

Exhibit No.:	Description:

3.1(i)	Articles of Incorporation and amendments thereto (1) and (2)

3.1(ii)	Bylaws (1)

14	Code of Ethics (1)

31.1	Section 302 Certification by Principal Executive Officer and Principal Financial and Accounting Officer (1)

32.1	Section 906 Certification by Principal Executive Officer and Principal Financial and Accounting Officer (1)

(1)
Filed with the Securities and Exchange Commission on February 12, 2008 as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-149184 which exhibit is incorporated herein by reference.

(2)	Amendment to the Article of Incorporation filed with the Securities and Exchange Commission on Form 8K on May 7, 2009 which exhibit is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 30, 2009

Nanotech Entertainment, Inc.

By:
/s/ Robert Dekett
Robert Dekett, President (Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

October 30, 2009

By:
/s/ Robert Dekett
Robert Dekett, President
Principal Executive Officer
Principal Accounting Officer
Chairman of the Board of Directors

By:
/s/ Kenneth Liebscher
Kenneth Liebscher, CFO
Principal Financial Officer