Form 10-K/A
period 2009-06-30
NanoTech Entertainment, Inc.
filed 2010-05-25
CIK 1425905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

3887 Pacific Street
Las Vegas, Nevada 89121
(Address of principal executive offices)

702 518 7410
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
☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of February 26, 2010 (last trade date) was approximately $848,210 based upon the closing price of the common stock as quoted by NASDAQ OTC Bulletin Board on such date.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the last practicable date:
•	14,437,000	June 30, 2009
•	15,346,000	September 30, 2009
•	15,550,000	December 31, 2009
•	15,910,000	May 24, 2010

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

TABLE OF CONTENTS

PART I

Item 1	Business	4

Item 1A	Risk Factors	6

Item 1B	Unresolved Staff Comments	6

Item 2	Properties	6

Item 3	Legal Proceedings	6

Item 4	Submission of Matters to a Vote of Security Holders	6

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	7

Item 6	Selected Financial Data

Item 7	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	10

Item 8	Financial Statements and Supplementary Data

Item 9	Changes in and Disagreements With Accountants and Accounting and
	Financial Disclosure	30

Item 9A	Controls and Procedures	30

Item 9B	Other Information	31

PART III

Item 10	Directors, Executive Officers and Corporate Governance	32

Item 11	Executive Compensation	34

Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	35

Item 13	Certain Relationships and Related Transactions and Director Independence	36

Item 14	Principal Accounting Fees and Service	37

PART IV

Item 15	Exhibits, Financial Statement Schedules	38

SIGNATURES		39

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

All readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain forward-looking statements and statements of historical facts. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) revenue projections, income (loss), earnings (loss) per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions with regards to customers, suppliers, competitors or regulatory authorities, (iii) statements of future performance, and (iv) statements of assumptions underlying other statements about the Company or its business.

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

PART I

ITEM 1.  BUSINESS

General

NanoTech Entertainment, Inc. (the “Company” or “We” or “NanoTech”) was originally organized as a Nevada Corporation on July 15, 2004 under the name Aldar Group, Inc. (“AGI”) for the purpose of acquiring, selling and breeding thoroughbred horses.

On April 30, 2009, the Company entered into a Sale and Acquisition Agreement (the “Agreement”) with NanoTech Entertainment, Inc. (“NEI”), a Nevada corporation, wherein the Company acquired 100% of NEI’s issued and outstanding common stock through the exchange of 6,480,000 common shares.  As a result of the Agreement, the Company changed its name to NanoTech Entertainment, Inc. (“NTI”) to better reflect the direction of the newly formed entity.

For accounting purposes, the share exchange transaction was treated as a capital transaction where AGI, as the shell-corporation and legal acquirer, issued stock for the net monetary assets of NEI, the accounting acquirer, accompanied by a recapitalization. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles are not recorded.

The Company now operates as a virtual manufacturer, developing technology and games, and then licensing such products to third parties for manufacturing and ultimate distribution.  The Company’s business model supports relatively low overhead costs and efficiencies in operations in the new global manufacturing economy.

Company Overview

NanoTech Entertainment, Inc. is a provider of gaming technology for the coin-op arcade, casino gaming, and consumer gaming markets. Headquartered in Las Vegas, Nevada, we operate as a virtual manufacturer, developing technology and games, and then licensing them to third parties for manufacturing and distribution.

With an ever-expanding lineup of technology and products, NanoTech is redefining the role of developers and manufacturers in the gaming market. NanoTech's team is compromised of industry veterans of the gaming industry and have collectively been responsible for dozens of award winning products and multi-million copy selling video games and technology.

Market and Industry

We have experience and products for all aspects of the various gaming industries.  By traversing the market from consumer to coin-op to casino, the Company may be able to take advantage of all three growth & profitable industries and balance out the seasonal patterns of each.

Even in the unsteady economic climate, the gaming market continues to flourish and expand.  In 2008, the arcade industry saw $7.2 billion in revenue, and the consumer market saw $58 billion with a growth of 19% in 2008. The following are excerpts from other sources:

•	“As people cut back on travel and going out, they are turning more to home entertainment, providing a boost to the video game industry.” Reuters, April 2, 2009

•	“The video game business continues to enjoy robust growth, making it the fastest growing of the many consumer goods categories.” Market Watch, Feb 18, 2009

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

 Xtreme Rally Racing™ - An Xtreme Off-Road Racing Experience with no boundaries. Xtreme Rally Racing is an innovative new driving machine that features three modes of game play:

Xtreme Off-Road - Race head-to-head against other players and the computer to checkpoints while driving anywhere on the map with no preset course.

Timed Rally Stages - Classic Rally Racing on real world courses. Players will be able to race in five different countries on real world rally courses.

Xtreme Stadium Racing - Custom Stadiums designed for Xtreme racing, including a figure-8 multi-lap course with huge jumps.

NanoNET Online System - Local and worldwide head-to-head competition in real time against machines located around the world. Remote operator control of your machines including diagnostics, accounting reports, and automatic software updates and enhancements downloaded over the net. Link up to four cabinets for local multiplayer action.

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

Mot-Ion™ Adapter - The Mot-Ion adapter is a USB adapter that allows do-it-yourself Pinball enthusiasts to build their own cabinet using real pinball controls providing analog inputs for nudging and bumping. This kit includes everything needed to connect a pinball cabinet to a PC (I/O Board, Digital Plunger, Wiring Harness).

Opti-Gun™ Adapter - The OptiGun adapter is a USB adapter that allows players to connect Arcade Light Guns to any USB based system. This universal adapter provides a complete solution to implement an arcade game including gun inputs, force feedback outputs, digital inputs, and built-in audio amplifiers. The adapter can also be used with PC based emulators such as M.A.M.E. to connect arcade light guns on your home system.

Retr-IO™ Adapter - The Retr-IO adapter provides a standard JAMMA interface for USB based systems. This universal adapter provides a complete solution to implement an arcade game using joysticks, trackballs, spinners, and buttons, and features digital outputs and built-in audio and video amplifiers.

The board works with any PC based system including M.A.M.E and other emulation products. It provides an all-in-one solution to hooking up traditional arcade controls to your PC, or any USB system. All digital inputs and outputs are interfaced via standard keyboard commands, and appear as mapped keys to your games. The default key mappings match those of many popular PC emulation products. Two trackballs and two spinners are supported and mapped to the system as mice. The board supports four player standard configurations or two player four-way joystick and six-button configurations.

Competition

The Company will compete against established companies with significantly greater financial, marketing, research and development, personnel, and other resources than the Company. Such competition could have a material adverse effect on the Company's profitability.

Government Regulation

There are no government regulations regulating the development and sale of gaming products for coin-operated machines.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal Nevada executive offices are located at 3887 Pacific Street, Las Vegas, NV 89121and our phone number is 702-518-7410.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the Pink OTC Markets Inc., more commonly referred to as the Pink Sheets (the “Pink Sheets”) under the symbol “NTEK.”

There has been limited trading of our common stock since our initial listing on the OTCBB® on September 22, 2008 under the ticker symbol ALDJ. On June 10, 2009, pursuant to a corporate name change and a change in control of the Company, the ticker was changed to NTEK. On October 2, 2009, our symbol was changed to NTEKE for failure to be current in our reporting obligations with the Securities and Exchange Commission. On November 3, 2009, our ticker symbol was returned to NTEK and we were delisted to the Pink Sheets. Below is a table listing the high and low trading price by quarter for the fiscal year end June 30, 2009.

Quarter Ended	High	Low

September 30, 2008	NA	NA
December 31, 2008	NA	NA
March 31, 2009	$0.25	$0.10
June 30, 2009	$0.35	$0.22

It is our plan that upon becoming current with all our required filings pursuant to the Securities Exchange Act of 1934, as amended, we plan on filing a new Form 15c2-11 application with FINRA for re-listing on the OTCBB®.

Holders

As of June 30, 2009, we had 14,437,000 shares of common stock, par value $0.001, issued and outstanding. As of September 30, 2009 15,346,000 shares, December 31, 2009 15,550,000 shares and March 31, 2010, the Company had 15,910,000 shares of common stock, par value $0.001, issued and outstanding. The stock transfer agent for our securities is Stalt, Inc., 671 Oak Grove Avenue, Suite C, Menlo Park, CA 94025.

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

Recent Sales of Unregistered Securities

The Company has authorized 75,000,000 shares of common stock with a par value of $.001, and no preferred stock.  Upon inception on November 13, 2007, the Company had 6,480,000 shares issued and outstanding, which represents the number of shares issued by Aldar Group, Inc. in the recapitalization retroactively reflected to have occurred at inception.  The recapitalization also included an effective share issuance of 4,533,000, which represents the number of AGI shares issued and outstanding at June 30, 2008 (the most recent fiscal year prior to the recapitalization).  Additional share issuances occurring during the year ended June 30, 2009 to arrive at the total shares issued and outstanding of 14,437,000 are as follows:

During the period of January through June 2009, the following shares were issued for cash in accordance with private offerings to unrelated individuals (of which 1,670,000 shares were issued and $87,000 cash received subsequent to the reverse recapitalization):

	Number	Stock	Cash
Date	of Shares	Price	Received
1/16/2009	100,000	$0.10	$10,000
2/19/2009	96,000	$0.05	$4,800
5/15/2009	100,000	$0.05	$5,000
5/29/2009	20,000	$0.10	$2,000
6/14/2009	1,500,000	$0.05	$75,000
6/23/2009	50,000	$0.10	$5,000
Totals	1,866,000		$101,800

On January 30, 2009, the Company issued 10,000 shares at $.10 per share to a vendor to settle a $1,000 debt.

During March through May 2009, several convertible debenture holders converted their debentures resulting in the issuance of 400,000 shares of common stock at $.10 for total value of $40,000.

On April 30, 2009 and in connection with the reverse recapitalization between NEI and AGI, the Company issued 648,000 shares to an unaffiliated entity as a finders’ fee.  The shares were valued at $.25 per share, resulting in total expense of $162,000. As a term of the recapitalization, the Company also issued 500,000 shares at $.001 to an affiliated entity in settlement of $500 in debt.  This issuance resulted in recognition of $124,500 in additional interest expense.

SUBSEQUENT ISSUANCES OF EQUITY SECURITIES

On July 1, 2009, the Company issued to an independent investor 200,000 shares of common stock at $.10 per share for total proceeds of $20,000.

On September 11, 2009, the Company issued to an independent investor 560,000 shares of common stock at $.10 per share for total proceeds of $56,000.

On July 24, 2009, the Company entered into a consulting agreement with an unaffiliated entity whereby the consultant would provide various promotional, strategic business planning, and acquisition analysis services for the Company in exchange for 125,000 shares of common stock at $.10 per share for total compensation of $12,500.  The shares were issued upon the execution of the agreement, which is effective August 1, 2009 through July 31, 2010.  The consultant will also receive $25,000 for every $1,000,000 in funding raised by the consultant.

On June 19, 2009, the Company entered into an agreement with an unrelated individual who was to render consulting services for a 26-week period.  The consultant was to receive cash compensation of $36,400 over the term of the contract, and 104,000 shares of common stock upon the contract’s completion.  The shares were valued at $.10 per share, for total stock compensation of $10,400 to be expensed ratably over the contract’s term.  The Company recorded 15 weeks, or $27,000, of consulting expense during the three months ended September 30, 2009, of which $21,000 was paid in cash and $6,000 of stock compensation was accrued and reported as the current liability, stock payable.  The shares were subsequently issued upon the contract’s completion in December 2009.

On August 5, 2009, the Company entered into an agreement with an unrelated individual who was to render consulting services for a 6-week period.  The consultant was to receive cash compensation of $6,000 over the term of the contract, and 24,000 shares of common stock upon the contract’s completion.  The shares were valued at $.10 per share, for total stock compensation of $2,400 to be expensed ratably over the contract’s term.  The Company recorded 6 weeks, or $8,400, of consulting expense during the three months ended September 30, 2009, of which $6,000 was paid in cash.  The 24,000 shares of common stock were issued upon the contract’s completion on September 16, 2009.

On October 23, 2009, the Company issued 100,000 shares of common stock at $.05 per share for $5,000 to an unrelated individual.

On March 30, 2010, the Company issued to an independent investor 50,000 shares of common stock at $.10 per share for total proceeds of $5,000.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2009.

[Balance of Page Intentionally Left Blank]

ITEM 6.  SELECTED FINANCIAL DATA

The following table includes select data extracted from, and should be examined in conjunction with, the audited financial statements and footnotes for the year ended June 30, 2009, the period of November 13, 2007 (inception) to June 30, 2008, and the period of November 13, 2007 (inception) to June 30, 2009, as found under Item 8 of this annual report.

		From	From
		Inception	Inception
		(November 13,	(November 13,
	Year Ended	2007) to	2007) to
	June 30,	June 30,	June 30,
	2009	2008	2009

Gross sales	$28,098	$27,753	$55,851

Gross profit	17,768	27,753	45,521

Net loss from continuing and discontinued operations	1,299,953	475,552	1,775,505

Net cash provided by financing activities	165,774	322,500	488,274

Net cash used in operating activities	203,808	277,628	481,436

Cash on hand	35,536	41,801	35,536

Net loss per basic and diluted shares	.17	0.07	N/A

Weighted average number of common shares outstanding:	7,673,058 (Basic)	6,480,000	N/A
Basic and Diluted	7,975,058 (Diluted)

Cash dividends declared per common share	-	-	-

Property and equipment, net	1,547	2,571	1,547

Stockholders’ deficit	$1,400,566	$435,552	$1,400,566

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

Results of Operations

We have generated revenues from operations of $55,851 since inception and have incurred $1,806,414 in expenses through June 30, 2009, as well as $10,330 of costs of goods sold.

The following table provides selected financial data about our company for the year ended June 30, 2009 and period of November 13, 2007 (inception) through 2008, respectively.

Balance Sheet Data	June 30, 2009	June 30, 2008

Cash	$35,536	$41,801

Total Current Assets	$101,836	$114,377

Total Assets	$103,383	$116,948

Total Liabilities	$1,503,949	$552,500

Stockholders' Deficit	$1,400,566	$435,552

Plan of Operation

We have developed a plan of operation reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our new product development, and our required staffing and additional funding requirements to fulfill our business objectives.

Cash Requirements

We estimate that we require a minimum of approximately $250,000 and a maximum of approximately $5,000,000 to operate for the next 12 months from the date of this annual report. The minimum of $250,000 is required for operating expenses and general operational overhead. The maximum will be required to fully implement our business plan which will include the following:

•	Product Development – This will include programming, engineering, and prototype building.

•	Trade Shows – We plan to exhibit our existing products and roll out new product development through several trade shows during calendar year 2010.

•	Prototype Engineering – This will include research and development of new technology to our existing products and any new products to be developed.

•	U.S Patent Filings

To the extent we are unable to meet our operating expenses, we may borrow funds from our current management or other affiliates, or we may attempt to raise capital from private individuals or institutional investment equity funds. Any funds generated from product sales if any, in our company that exceeds our operating expenses and debt repayments will be used to expand our operations.

Revenues

The Company has recorded $55,851 in revenues from operations from inception on November 13, 2007 through June 30, 2009, which was generated from product licensing fees and other related business. These revenues have come mainly from the sale of prototype kits to OEM customers for the MultiPin and XRR games.  These sales were for test units while the products are completing the development cycle. We have produced additional revenue from consumer level products that we sell on our web store.

We currently have a purchase order with Cosmic Video in the amount of $85,000 USD for our newly developed product named Xtreme Rally Racing. The purchase order is for fifty (50) units and is conditional on game completion and field tests.

Operating and General & Administrative Expenses

Operating expenses consisting of office rent, administrative staff, salaries, and other general administrative expenses totaled $1,098,937 and $495,083 for the year ended June 30, 2009 and the period of November 13, 2007 (inception) through June 30, 2008, respectively.  Since inception through June 30, 2009, we have incurred operating expenses totaling $1,594,020.

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

Capital and Liquidity

As of June 30, 2009 and 2008, we had total current assets of $101,836 and $114,377, and total current liabilities of $1,253,949 and $302,500, respectively.

During the year ended June 30, 2009 and period of November 13, 2007 (inception) through June 30, 2008, the Company received $87,000 and $20,000, respectively, in cash from the sale of its common stock, and $107,000 since inception through June 30, 2009.  These proceeds are being used for operating and general and administrative expenses to sustain the Company through its development stage until it establishes profitable operations or receives cash from the issuance of additional common stock.

We had cash on hand of $35,536 and $41,801 as of June 30, 2009 and 2008, respectively. We do not have sufficient cash to meet our short-term expansion needs over the next 12 months, which are to sell our existing products, expand our product development, costs of research and development, trade show presentations, financing of product inventory, development of prototypes, and protection of our intellectual capital through the applications for U.S. patents.

[Balance of Page Intentionally Left Blank]

ITEM 8 Financial Statements and Supplementary Data

NanoTech Entertainment, Inc.

(A Development Stage Company)

Consolidated Financial Statements

For the Period of November 13, 2007 (Inception)
through June 30, 2009

NanoTech Entertainment, Inc.

(A Development Stage Company)

Index to Consolidated Financial Statements

For the Period of November 13, 2007 (Inception)
through June 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
NanoTech Entertainment, Inc.
Las Vegas, NV

We have audited the accompanying consolidated balance sheets of NanoTech Entertainment, Inc. (a development stage company) (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year ended June 30, 2009, the period of November 13, 2007 (inception) through June 30, 2008, and for the period of November 13, 2007 (inception) through June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008, and the results of its operations and cash flows for the year ended June 30, 2009, the period of November 13, 2007 (inception) through June 30, 2008, and for the period of November 13, 2007 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note J to the financial statements, the Company has generated minimal revenues from operations and has incurred net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
May 24, 2010

NanoTech Entertainment, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2009	2008
ASSETS
Current assets:
Cash	$35,536	$41,801
Inventory (Note B)	8,800	-
Prepaid expenses	2,500	-
Prepaid expenses – related party (Note C)	-	57,576
Prepaid royalties (Note K)	55,000	15,000
Total current assets	101,836	114,377
Property and equipment (Note B)	3,071	3,071
Less: accumulated depreciation	(1,524)	(500)
Net property and equipment	1,547	2,571
Total assets	$103,383	$116,948

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities:
Accounts payable	$81,553	$-
Cash drawn in excess of bank balance	5,174	-
Accrued liabilities – related party (Note C)	981,906	250,000
Royalties payable (Note K)	31,771	-
Accrued interest, convertible debentures (Note F)	458	-
Accrued interest, notes payable (Note D)	17,586	-
Accrued interest, notes payable – related party (Note C)	9,223	-
Convertible debentures, net (Note F)	15,778	-
Notes payable – current (Note D)	30,000	-
Notes payable – current portion, related party (Note C)	80,500	52,500
Total current liabilities	1,253,949	302,500
Long-Term Liabilities
Notes payable – noncurrent portion (Note D)	250,000	250,000
Total liabilities	1,503,949	552,500

STOCKHOLDERS’ DEFICIT (Note E)
Common stock, $.001 par value, 75,000,000 shares authorized, 14,437,000 and 6,480,000 shares issued and outstanding as of June 30, 2009 and June 30, 2008, respectively	14,437	6,480
Additional paid-in capital	360,502	33,520
Deficit accumulated during the development stage	(1,775,505)	(475,552)
Total stockholders’ deficit	(1,400,566)	(435,552)
Total liabilities and stockholders’ deficit	$103,383	$116,948

The accompanying notes are an integral part of these consolidated financial statements.

NanoTech Entertainment, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

		From Nov. 13,	From Nov. 13,
	For the Year	2007 (Inception)	2007 (Inception)
	Ended June 30,	through June 30,	through June 30,
	2009	2008	2009
Revenues:
Sales, net	$28,098	$27,753	$55,851
Less: costs of goods sold	(10,330)	-	(10,330)
Gross profit	17,768	27,753	45,521

Operating Expenses:
Selling, general and administrative	1,098,937	495,083	1,594,020

Other Income (Expenses)
Interest expense	(204,172)	(8,222)	(212,394)

Net loss before income taxes	(1,285,341)	(475,552)	(1,760,893)

Provision for income taxes	-	-	-

Net loss before discontinued operations	(1,285,341)	(475,552)	(1,760,893)

Discontinued operations:
Loss from discontinued operations, net of provision for income taxes of $0	(14,612)	-	(14,612)

Net loss available to common stockholders	$(1,299,953)	$(475,552)	$(1,775,505)

Continuing operations
Basic	$(.17)	$(.07)
Diluted	$(.16)	$(.07)

Discontinued operations
Basic	$(.00)	$(.00)
Diluted	$(.00)	$(.00)

Total net loss per share
Basic	$(.17)	$(.07)
Diluted	$(.16)	$(.07)

Weighted average shares outstanding
Basic	7,673,058	6,480,000
Diluted	7,975,058	6,480,000

The accompanying notes are an integral part of these consolidated financial statements.

NanoTech Entertainment, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit

				Deficit Accumulated
				During the
	Common Stock		Additional	Development	Total
	Shares	Amount	Paid-In Capital	Stage	Stockholders’ Deficit

Balance, Nov. 13, 2007 (Inception)	6,480,000	$6,480	$33,520	$-	$40,000
Net loss	-	-	-	(475,552)	(475,552)

Balance, June 30, 2008	6,480,000	6,480	33,520	(475,552)	(435,552)

Effective share issuance in
recapitalization on 04/30/2009	4,533,000	4,533	(145,194)	-	(140,661)
Conversion of debentures, $.10/share	400,000	400	39,600	-	40,000
Conversion of loan, $.25/share	500,000	500	124,500	-	125,000
Settlement of vendor debt, $.10/share	10,000	10	990	-	1,000
Shares issued as finder fee, $.25/share	648,000	648	161,352	-	162,000
Shares issued in private placement,
$.10/share	170,000	170	16,830	-	17,000
Shares issued in private placement,
$.05/share	1,696,000	1,696	83,104	-	84,800
Beneficial conversion feature on
convertible debentures	-	-	45,800	-	45,800
Net loss	-	-	-	(1,299,953)	(1,299,953)

Balance, June 30, 2009	14,437,000	$14,437	$360,502	$(1,775,505)	$(1,400,566)

The accompanying notes are an integral part of these consolidated financial statements.

NanoTech Entertainment, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

		From Nov. 13,	From Nov. 13,
	For the Year	2007 (Inception)	2007 (Inception)
	Ended June 30,	through June 30,	through June 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(1,299,953)	$(475,552)	$(1,775,505)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	1,727	500	2,227
Common stock issued for finder fees	162,000	-	162,000
Common stock issued for services	-	20,000	20,000
Amortization of debt discount	31,378	-	31,378
Interest on debt converted to common stock	124,500	-	124,500
Loss on disposal of fixed assets	10,373	-	10,373
Changes in operating assets and liabilities:
Decrease in accounts receivable	572	-	572
Increase in inventory	(8,800)	-	(8,800)
Increase in prepaid expenses	(2,500)	-	(2,500)
(Increase) decrease in
prepaid expenses – related party	57,576	(57,576)	-
Increase in prepaid royalties	(40,000)	(15,000)	(55,000)
Increase in accounts payable	43,274	-	43,274
Increase in accrued liabilities – related party	659,015	250,000	909,015
Increase in accrued interest,
convertible debentures	307	-	307
Increase in accrued interest, notes payable	17,586	-	17,586
Increase in accrued interest, notes
payable – related party	7,366	-	7,366
Increase in royalties payable	31,771	-	31,771
Net cash used in operating activities	(203,808)	(277,628)	(481,436)

Cash flows from investing activities:
Net cash received in reverse recapitalization	31,769	-	31,769
Purchase of property and equipment	-	(3,071)	(3,071)
Cash flows provided by (used in)
investing activities	31,769	(3,071)	28,698

Cash flows from financing activities:
Cash drawn in excess of bank balance	5,174	-	5,174
Proceeds from notes payable – related party	25,000	52,500	77,500
Repayment of notes payable – related party	(2,700)	-	(2,700)
Proceeds from notes payable	30,000	250,000	280,000
Proceeds from issuance of common stock	87,000	20,000	107,000
Proceeds from issuance of convertible debentures	21,300	-	21,300
Net cash provided by financing activities	165,774	322,500	488,274

Increase (decrease) in cash	(6,265)	41,801	35,536
Cash, beginning of period	41,801	-	-
Cash, end of period	$35,536	$41,801	$35,536

(continued)

NanoTech Entertainment, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (cont’d)

		From Nov. 13,	From Nov. 13,
	For the Year	2007 (Inception)	2007 (Inception)
	Ended June 30,	through June 30,	through June 30,
	2009	2008	2009

Non-cash investing and financing activities
Issuance of common stock upon conversion
of debentures	$40,000	$-	$40,000
Issuance of common stock upon conversion
of loan	$500	$-	$500
Issuance of common stock in settlement of
vendor debt	$1,000	$-	$1,000
Conversion of notes payable to convertible
debentures	$21,400	$-	$21,400

Supplemental cash flow information:
Interest paid in cash	$21,835	$8,222	$30,057
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NanoTech Entertainment, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period of November 13, 2007 (Inception) through June 30, 2009

A.	ORGANIZATION

NanoTech Entertainment, Inc. (“NEI”) was incorporated under the laws of the state of Nevada on November 13, 2007.  On April 30, 2009, NEI entered into a Sale and Acquisition Agreement (the “Agreement”) with Aldar Group, Inc. (“AGI”), a Nevada corporation, wherein AGI acquired 100% of NEI’s issued and outstanding common stock through the issuance of 6,480,000 common shares.  As a result of the Agreement, AGI changed its name to NanoTech Entertainment, Inc. (“NTI”) to better reflect the direction of the newly formed entity.  For accounting purposes, the share exchange transaction was treated as a capital transaction where AGI, as the shell corporation and legal acquirer, issued stock for the net monetary assets of NEI, the accounting acquirer, accompanied by a recapitalization. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles are not recorded.  All references to NTI’s common stock have been restated to reflect the equivalent numbers of AGI’s common shares (Note I).

The accompanying consolidated financial statements include those of NEI for the period of inception on November 13, 2007 through June 30, 2009, with those of AGI consolidated from the date of the Agreement forward.  NEI and AGI for these periods are collectively referred to as “the Company,” and all significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates as a virtual manufacturer, developing technology and games, and then licensing such products to third parties for manufacturing and ultimate distribution.  AGI was initially formed on July 15, 2004 for the purpose of operating in the horse racing, selling, and breeding industry.  Due to the Agreement, these operations have been discontinued (Note H).

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 915.  The Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to implement its planned, principal activities.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company’s cash balances totaled $35,536 and $41,801 as of June 30, 2009 and 2008, respectively.

NanoTech Entertainment, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period of November 13, 2007 (Inception) through June 30, 2009

B.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

INVENTORY

The Company’s inventory is stated at the lower of cost or market using the FIFO costing method.  Inventory on hand totaled $8,800 at June 30, 2009 and consisted entirely of finished goods gaming equipment available and ready for sale.

PROPERTY AND EQUIPMENT

The Company’s property and equipment is comprised of office and computer equipment, which are stated at cost.  Depreciation is calculated over the estimated useful lives ranging from 3 to 7 years using the straight – line method.  The Company is in the development stage and has only acquired $3,071 in fixed assets since inception, which had accumulated depreciation of $1,524 and $500 at June 30, 2009 and 2008, respectively.

REVENUE RECOGNITION

Revenues for gaming equipment sales are recognized when risks associated with ownership have passed to unaffiliated customers, and when all criteria of ASB Topic No. 605 (SAB Topic 13) have been met.  Typically, this occurs when finished products are shipped.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

ASC Topic No. 260 requires presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, while diluted loss per share takes into consideration the convertible bonds (Note F) and their related interest and debt discount.  The potential conversion of the bonds would result in an antidilutive effect, primarily due to the Company’s continuing losses.  The Company has no other potentially dilutive securities, such as options or warrants, currently issued and outstanding.  Loss from discontinued operations was not segregated in the below computation because it had no impact due to immateriality.

	Year Ended June 30
	2009	2008
BASIC
Net loss	$(1,299,953)	$(475,552)
Weighted average common shares outstanding	7,673,058	6,480,000
Net loss per share (Basic)	$(0.17)	$(0.07)

DILUTED
Net loss (Basic)	$(1,299,953)	$(475,552)
Convertible bond interest expense	31,685	-
Unamortized convertible bond issuance costs	(14,222)	-
Net loss (Diluted)	$(1,282,490)	$(475,552)

Weighted average common shares outstanding (Basic)	7,673,058	6,480,000
Convertible preferred shares	-	-
Convertible bonds and notes	302,000	-
Warrants and options	-	-
Weighted average common shares outstanding (Diluted)	7,975,058	6,480,000
Net loss per share (Diluted)	$(0.16)	$(0.07)

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Period of November 13, 2007 (Inception) through June 30, 2009

B.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events," SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140," SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)," and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162," were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

SEGMENT INFORMATION

ASC Topic No. 280 requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. NTI is considered a separately reportable business segment that meets the ‘Single Industry Dominance’ test, which eliminates the segment disclosure requirements if the segment accounts for 90% or more of the combined revenue, reported profit, and assets. The revenues, profits, and assets reported in the consolidated financial statements are primarily those of NTI. ADI does not qualify as a separately reportable business segment; certain operations of ADI for the period of May 1, 2009 (the day following the Agreement date) through June 30, 2009 have been reported as discontinued operations in the statements of operations (Note H).

C.	RELATED PARTY TRANSACTIONS

The Company pays rent expense to two officers pursuant to long-term rent agreements (see Note N) for the use of property for business purposes.  The amounts incurred by the Company and paid to the officers for rent for the periods ended June 30, 2009 and 2008 totaled $197,860 and $115,547, respectively.  These amounts have been recorded in selling, general and administrative expenses for the same periods.

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Period of November 13, 2007 (Inception) through June 30, 2009

C.	RELATED PARTY TRANSACTIONS (CONT’D)

Several of the Company’s current and former officers and their affiliates have provided funding in the form of notes payable, totaling $80,500 and $52,500 as of June 30, 2009 and 2008, respectively.  The notes carry interest rates ranging from 14% to 20%, resulting in interest expense of $11,458 and $3,675 for the years ended June 30, 2009 and 2008, and accrued interest of $9,223 and $0 as of June 30, 2009 and 2008, respectively.  The notes are due on demand and therefore classified as current liabilities.  Interest has not been imputed due to its immaterial impact on the financial statements.

The Company has employment agreements with two of its officers whereby the officers are entitled to the annual salaries payable as follows:

	Salary for the Year Ended June 30,
	2008	2009	2010	2011	Total
1)	$175,000	$400,000	$500,000	$275,000	$1,350,000
2)	75,000	162,500	192,500	105,000	535,000
Total	$250,000	$562,500	$692,500	$380,000	$1,885,000

The June 2009 and 2008 salaries have been accrued and will be paid as cash flows allow.  The Company also reimburses its officers for expenses they incur in the Company’s behalf.  Amounts owed to officers totaled $109,222 and $0 at June 30, 2009 and 2008, respectively.  Interest has not been imputed due to its immaterial impact on the financial statements.

The Company has incurred liabilities in the ordinary course of business with several individuals and entities affiliated with the Company.  These amounts totaled $60,184 and $0 at June 30, 2009 and 2008, respectively.  Interest has not been imputed due to its immaterial impact on the financial statements.

During the year ended June 30, 2008, the Company made advances to officers and directors for travel and other budgeted costs.  These amounts totaled $0 and $57,576 at June 30, 2009 and 2008, respectively.

D.	NOTES PAYABLE

The Company has originated the following notes payable with unaffiliated entities and individuals:

	Principal Balance June 30,		Accrued Interest June 30,
	2009	2008	2009	2008
Note 1, 10% interest, due April 30, 2011	$250,000	$250,000	$16,668	$-
Note 2, 20% interest, due on demand	25,000	-	835	-
Note 3, 20% interest, due on demand	5,000	-	83	-
Totals	280,000	-	$17,586	$-
Less current portion (Notes 2 & 3)	(30,000)	-
Noncurrent portion (Note 1)	$250,000	$250,000

The notes are interest payments only, with principal and accrued interest payable upon maturity or demand, as indicated above.

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Period of November 13, 2007 (Inception) through June 30, 2009

E.	STOCKHOLDERS’ DEFICIT

The Company has authorized 75,000,000 shares of common stock with a par value of $.001, and no preferred stock.  Upon inception on November 13, 2007, the Company had 6,480,000 shares issued and outstanding, which represents the number of shares issued by ADI in the recapitalization retroactively reflected to have occurred at inception.  The recapitalization also included an effective share issuance of 4,533,000, which represents the number of ADI shares issued and outstanding at June 30, 2008 (the most recent fiscal year prior to the recapitalization).  Additional share issuances occurring during the year ended June 30, 2009 to arrive at the total shares issued and outstanding of 14,437,000 are as follows:

During the period of January through June 2009, the following shares were issued for cash in accordance with private offerings (of which 1,670,000 shares were issued and $87,000 cash received subsequent to the reverse recapitalization):

	Number	Stock	Cash
Date	of Shares	Price	Received
1/16/2009	100,000	$0.10	$10,000
2/19/2009	96,000	0.05	4,800
5/15/2009	100,000	0.05	5,000
5/29/2009	20,000	0.10	2,000
6/14/2009	1,500,000	0.05	75,000
6/23/2009	50,000	0.10	5,000
Totals	1,866,000		$101,800

On January 30, 2009, the Company issued 10,000 shares at $.10 per share to a vendor to settle a $1,000 debt.

During March through May 2009, several convertible debenture holders converted their debentures resulting in the issuance of 400,000 shares of common stock at $.10 for total cash of $40,000 (Note F).

On April 30, 2009 and in connection with the reverse recapitalization between NEI and AGI, the Company issued 648,000 shares to an unaffiliated entity as a finders’ fee.  The shares were valued at $.25 per share, resulting in total expense of $162,000. As a term of the recapitalization, the Company also issued 500,000 shares at $.001 to an affiliated entity in settlement of $500 in debt (Note H).  This issuance resulted in recognition of $124,500 in additional interest expense.

F.	CONVERTIBLE DEBENTURES

During March through May 2009, the Company issued convertible debentures bearing interest at 6% with a term of two years.  The debenture principle and accrued interest may be converted into shares of the Company’s common stock in the first year at a conversion price of $0.10 or in the second year at a price which is 80% of the three lowest closing bid prices during the ten days prior to conversion.  During the year ended June 30, 2009, the Company issued debentures totaling $70,200 (convertible into potentially 702,000 shares of common stock based on a $.10 conversion rate), which amount includes cash received of $48,800 (of which $21,300 was received after the reverse recapitalization) and $21,400 in notes payable converted to convertible debentures on March 12, 2009.   The fair market value of the stock on the convertible debenture issuance dates ranged from $.10 to $.25, resulting in a beneficial conversion feature of $45,800, of which $31,378 was amortized during the year ended June 30, 2009.

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Period of November 13, 2007 (Inception) through June 30, 2009

F.	CONVERTIBLE DEBENTURES (CONT’D)

The following debentures were converted during the year ended June 30, 2009:

Conversion	Number	Conversion
Date	of Shares	Price	Total
3/13/2009	107,000	$0.10	$10,700
3/27/2009	50,000	0.10	5,000
3/31/2009	10,000	0.10	1,000
4/3/2009	20,000	0.10	2,000
5/4/2009	80,000	0.10	8,000
5/7/2009	50,000	0.10	5,000
5/29/2009	83,000	0.10	8,300
Total	400,000		$40,000

At June 30, 2009, the Company’s unconverted debentures totaled $15,778 ($30,200 principal netted with $14,422 unamortized debt discount), while the potential number of shares into which the debentures could be converted was 302,000 based on a $.10 conversion rate.  Accrued interest on the bonds totaled $458 at June 30, 2009.

G.	INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under ASC Topic No. 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

Deferred compensation in the amount of $812,500 has been expensed per the financial statements but is not deducted for tax purposes in the current year.  This results in a deferred tax asset of $284,375 which would reduce tax payments in the future as the compensation is subsequently recognized for tax purposes.  This deferred tax asset however is offset in its entirety by a valuation allowance of the same amount due to doubts concerning NanoTech’s ability to utilize the deferred tax asset in future years. The tax effect of a permanent difference affecting tax vs. book operating loss carryforwards is $115,640.

Operating loss carryforwards of $1,333,316 (including permanent differences of $370,311 attributed to AGI’s accumulated losses on the reverse recapitalization date) generated since inception through June 30, 2009 will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $466,661 were completely offset by a valuation allowance, which increased by approximately $300,218 and $166,443 during the year ended June 30, 2009 and the period of November 13, 2007 (inception) through June 30, 2008, respectively.  This deferred tax asset was also offset due to a lack of evidence that suggests that NanoTech would likely be able to utilize the asset to offset tax payments in future years.

H.	DISCONTINUED OPERATIONS

Due to the reverse recapitalization (Note I) effective April 30, 2009 between AGI and NEI, the Company elected to discontinue its horse selling, racing, and breeding operations.  Losses from the discontinued operations of AGI from the period of May 1, 2009 through June 30, 2009 totaling $14,612 are reported in the statement of operations and consist primarily of a $10,373 loss on the disposal of the horses and syndicates, as well as minimal jockey, breeding, and boarding fees, and depreciation and amortization on the horses and syndicates.  The effects of losses from discontinued operations on basic and diluted loss per share are negligible.

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Period of November 13, 2007 (Inception) through June 30, 2009

I.	REVERSE RECAPITALIZATION
On April 30, 2009, NanoTech Entertainment, Inc. (“NEI”) entered into a Share Exchange Agreement (the “Agreement”) with Aldar Group, Inc. (“AGI”), wherein AGI acquired 100% of NEI’s issued and outstanding common stock through the issuance of 6,480,000 common shares.  As a result of the Agreement, AGI changed its name to NanoTech Entertainment, Inc.(“NTI”) to better reflect the direction of the newly formed entity.  The transaction was a one-for-one stock exchange wherein each of the companies’ shares were valued at $.25 for a total purchase price of $1,620,000.  In connection with the reverse recapitalization, the Company issued 648,000 shares to an unaffiliated entity as a finders’ fee.  The shares were also valued at $.25 per share, resulting in total expense of $162,000. As a term of the recapitalization, the Company also issued 500,000 shares valued at $.25 to an affiliated entity in settlement of $500 in debt, which resulted in $124,500 in additional interest expense.

J.	GOING CONCERN CONSIDERATIONS
The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the year ended June 30, 2009 and the period from November 13, 2007 (inception) to June 30, 2008, the Company incurred net losses totaling $1,299,953 and $475,552, respectively, resulting in an accumulated deficit of $1,775,505 at June 30, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to meet its ongoing financial requirements is dependent on management being able to obtain additional equity and/or debt financing, the realization of which is not assured.

K.	ROYALTIES
The Company has entered into several licensing agreements whereby the Company licenses certain gaming software from various developers.  The Company is responsible for paying royalties to the developers based on product sales.  In the event that no product is sold, the Company is also required to pay a minimum royalty in order to maintain exclusivity (i.e., the developer cannot license the same software to the Company's competitors).  Certain developers also require prepayment of royalties that are either offset by future sales, or expire at the end of a calendar year - at which point they are expensed.  The Company had prepaid $55,000 and $15,000 in royalties at June 30, 2009 and 2008, respectively.  No sales of the licensed products had occurred during the period of inception on November 13, 2007 through June 30, 2009, so only exclusivity minimums of $31,771 and $0 have been accrued at June 30, 2009 and 2008, respectively.

L.	SUBSEQUENT EVENTS
On July 1, 2009, the Company issued to an independent investor 200,000 shares of common stock at $.10 per share for total proceeds of $20,000.  On September 11, 2009, the Company issued to an independent investor 560,000 shares of common stock at $.10 per share for total proceeds of $56,000.

On July 24, 2009, the Company entered into a consulting agreement with an unaffiliated entity whereby the consultant would provide various promotional, strategic business planning, and acquisition analysis services for the Company in exchange for 125,000 shares of common stock at $.10 per share for total compensation of $12,500.  The shares were issued upon the execution of the agreement, which is effective August 1, 2009 through July 31, 2010.  The consultant will also receive $25,000 for every $1,000,000 in funding raised by the consultant.

On August 5, 2009, the Company entered into an agreement with an unaffiliated individual who rendered consulting services for a 6-week period.  The consultant received cash compensation of $6,000 over the term of the contract, and 24,000 shares of common stock upon the contract’s completion on September 16, 2009.  The shares were valued at $.10 per share, for total stock compensation of $2,400.

On October 23, 2009, the Company issued 100,000 shares of common stock at $.05 per share for $5,000 to an unrelated individual.  On that same date, the Company received $2,500 pursuant to a non-interest bearing promissory note with an unrelated individual.

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Period of November 13, 2007 (Inception) through June 30, 2009

M.	SUBSEQUENT EVENTS (CONT’D)

Pursuant to an agreement entered into on June 19, 2009, an unaffiliated individual rendered consulting services for a 26-week period.  The Company paid cash compensation of $36,400 over the term of the agreement, and issued 104,000 shares of common stock upon its completion on December 18, 2009.  The shares were valued at $.10 per share, for total stock compensation of $10,400.

On December 1, 2009 upon Kenneth Liebscher’s resignation from his positions with the Company, Ted Campbell was appointed as Chief Compliance Officer and Chief Financial Officer.  On that same date, the Company executed an employment agreement whereby Mr. Campbell will be compensated with a base salary as follows:

Months 1 – 6:	$1,750 in cash per month plus common stock equal to $3,250 based on the average trading price over the previous 30 days.

Months 7 – 24:	$2,500 in cash per month plus common stock equal to $3,500 based on the average trading price over the previous 30 days.

Mr. Campbell is also eligible for an incentive bonus at the end of each year in an amount between 10% and 100% of the base salary.  The incentive bonus will be determined by the Board of Directors and will be based on the Company’s operating results.

On December 1, 2009, the Company executed an agreement with a company affiliated with the Company’s CFO (“the Affiliate”) that is to perform services including the compilation and coordination of corporate documentation, as well as filing services to facilitate the Company’s public listing on the OTCBB.  The Affiliate was compensated with a non-refundable $7,500 cash retainer payment and 50,000 shares of common stock upon the agreement’s execution, and an additional $7,500 cash payment is due upon the completion of a Form S-1 to be filed with the SEC. The stock was valued at $.05 per share for total compensation of $2,500.

On March 16, 2010, the Company received a $10,000 loan from a stockholder pursuant to a promissory note carrying a 10% interest rate.  The loan and $167 in accrued interest were payable on May 16, 2010, but had not yet been repaid as of the date of this report.

On March 30, 2010, the Company issued to an independent investor 50,000 shares of common stock at $.10 per share for total proceeds of $5,000.

On April 1, 2010, the Company issued $5,000 in convertible debentures bearing interest at 6% with a maturity date of March 30, 2010.  The debenture principle and accrued interest may be converted into shares of the Company’s common stock in the first year at a conversion price of $0.10 or in the second year at a price which is 80% of the three lowest closing bid prices during the ten days prior to conversion.

The Company has evaluated events from June 30, 2009, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Consolidated Financial Statements
For the Period of November 13, 2007 (Inception) through June 30, 2009

N.	COMMITMENTS AND CONTINGENCIES

The Company has entered into rental contracts (the Contracts) with two officers (the Officers) for use of the Officers’ storage facilities, offices, development labs, and utilities for the Company’s operations, production, research and development, sales, and marketing.  The Contracts require $16,400 in monthly payments (plus other related minimal costs) to the Officers over the Contracts’ term of December 1, 2007 through November 30, 2011.  The Contracts are cancellable by either the Company or the Officers with a 15-day advance notice only if all security interest given by the Officers for the Company has been removed and there are no liens on the Officers’ properties for loans to the Company in effect.  The amounts incurred by the Company and paid to the Officers for rent for the periods ended June 30, 2009 and 2008 totaled $197,860 and $115,547, respectively.  These amounts have been recorded in selling, general and administrative expenses for the same periods (see Note C).  Future minimum rental payments for the remaining life of the Contracts are as follow:

Year Ended June 30,
2010	$196,800
2011	196,800
2012	82,000
Total	$475,600

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. –Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, Robert DeKett and Ted Campbell, our CEO and CCO, respectively,  concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company,  and was made known to us by others within those entities, particularly during the period when this report was being prepared. We have since been delisted to the Pink Sheets due to our inability to timely file our reports under the Securities Exchange Act of 1934, we have replaced certain officers of the Company which were responsible for our filings, and have hired the appropriate staff and outside consultants that will enable us to meet future filing requirements.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring, based on the framework in  Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As of June 30, 2009, management has determined that the Company’s internal control over financial reporting as of June 30, 2009 was not effective.  We are in the process of developing new policies and procedures with regards to internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below is the name and age of each individual who was a director or executive officer of NanoTech Entertainment, Inc. as of June 30, 2009, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

NAME	AGE	POSITION	DATES SERVED

Robert DeKett	55	President, Treasurer, Secretary and Director	May 2009 to Present

David R. Foley	44	Chief Technical Officer	May 2009 to December 2009

Ken Liebscher	69	Chief Financial Officer	November 2008 to December 2009

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officer:

Robert DeKett - President, Secretary, Treasurer, and Director - In 1980, Mr. DeKett began his career at Merit Industries, the leading manufacturer of video games, countertop games, and electronic dart games for the coin-op arcade industry and in 1985 designed the first touch-screen countertop game which revolutionized the industry. In 1997, he joined Quantum3D as Worldwide Business Development Director - Out-of-Home Entertainment (OHE) to advance their newly created 3Dfx based technology and establish distributorships worldwide. In 2002, he joined his colleague David R. Foley (founder, UltraCade Technologies) as VP of Business Development at UltraCade Technologies where he was responsible for all licensing and negotiations. Mr. DeKett procured licenses from many major Japanese, European, and US video game publishers including an exclusive worldwide license with the NTRA for the Breeders’ Cup, with development deals both in the Video Game and Casino Gaming industries. UltraCade also won the coveted Video Game Innovative Product of the Year for its Breeder Cup Arcade game. Mr. DeKett attended St. Vincent College and earned degrees in English BA & Philosophy BA - Summa Cum Laude.

David R. Foley – Former Chief Technical Officer & Director - David R. Foley is an entrepreneur with an extensive background in software and hardware development.  He has designed and patented several award-winning games and innovative technology in the past 20 years. David began his career in software development where he modernized the front office of the Boston Celtics, designing and building automated systems for all facets of the team’s operations from Press Management to Scouting, as well as helping implement a digital scoring system.  Software that he and a college friend had developed was sold to Ashton Tate to become a core part of dBase IV.  He built Foley Hi-Tech Systems, a video game development studio that developed games for the Sega Genesis and Super Nintendo and delivered multi-million dollar selling games including hits like SpiderMan vs. Kingpin, Taz-Mania and Urban Strike to publishers including Sega and Electronic Arts.  Foley also founded HyperWare, and built a product line of hardware and software products for the Arcade Industry.   Foley was asked to speak at several trade shows on behalf of Intel to help push the ArcadePC initiative, for which Foley had developed several key pieces of technology.  Foley also designed and built the Sega Tournament Network connecting players from around the world to compete on the Sega hit arcade game, Daytona 2. Foley became the VP of Engineering at Quantum3D, and helped grow the Arcade Division to several million dollars in sales.  Foley designed the patented Quicksilver II and Graphite systems which were used by major arcade industry companies including Atari, Midway and Sega.  Foley invented the UltraCade multi-game system, acquired the rights to the IP and founded UltraCade Technologies.  UltraCade Technologies released a home version of its flagship product, branded as Arcade Legends and sold through retail outlets such as Hammacher Schlemmer, Costco and SkyMall catalog.  Foley's innovative designs won him two consecutive industries awards for Innovation of the Year in 2005 and 2006. In 2005 Foley was named #48 in the Entrepreneur Magazines Hot 100 issue.  Foley branched into the casino gaming market creating, designing, developing and licensing unique game concepts to Bally Technologies and others.  His first casino gaming design, Peek-A-Boo video poker, won the 2007 Most Innovative Game award from Bally Technologies.  David has been interviewed on several national media outlets including NBC & ESPN.  He continues to design and patent ground breaking games and technology leading NanoTech's development staff.

Kenneth B. Liebscher - Former CFO - Ken Liebscher is a seasoned international businessman with over 35 years of securities and executive management experience. Mr. Liebscher is a graduate of St. George's School, Vancouver, British Columbia and also attended the University of British Columbia. Mr. Liebscher held executive level positions while at the world's largest dental products manufacturer, Dentsply International Inc., where he spent over 22 years in positions culminating as the Manager of their West Coast Division, headquartered in San Francisco, California. Mr. Liebscher was recruited by a major Europe based competitor, Ivoclar Liechtenstein, to lead their entry into the North American market and, within two years, became Executive Vice President of Sales and Marketing and helped expand this company's sales to $300M US. Mr. Liebscher became a director of a publicly held company called E.T.C. Industries Ltd. in 1992 and became President of its wholly-owned subsidiary, THE ELECTRIC CAR COMPANY and, in 1994, led a team that developed the MI 6 prototype electric car from the ground up.  Mr. Liebscher serves on the Board of Directors of several leading companies, including Belmont Resources Inc., listed on the TSX Venture Exchange (BEA.V) and also on UTEC, Inc. (UTEI.PK).

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, with the single exception listed below, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment has not been subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

On September 12, 2008, David R. Foley, former CTO & Director filed for Chapter 11 Reorganization.  The plan approving the 100% repayment of all creditors was ratified on April 2, 2010.

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

Audit Committee and Audit Committee Financial Expert Disclosure

The Company’s Board of Directors does not have a separately designated audit committee or an “audit committee financial expert.” Audit committee functions are performed by our Board of Directors. None of our directors is deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

Item 11.  Executive Compensation

(a) A majority of the Intellectual Property was acquired by the Company in the form of an employment agreement whereby one of the original founders, David R. Foley, assigned the rights to his substantial intellectual property portfolio in return for the compensation outlined in his employment agreement.  To date, Mr. Foley has not been compensated under the terms of his agreement. The Company intends on offering stock in lieu of the past due compensation, and paying the compensation moving forward. There is currently accrued compensation due as of June 30, 2009 totaling $812,500 payable to Robert DeKett (Current Officer and Director) and David Foley (current Chief Architect, Former Officer and Director).

(b) There are no annuity, pension, or retirement benefits proposed to be paid to officers, directors, or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation.

(c) The currently are employment agreements with two officers and directors of the Company. The terms of these employment agreements are as follows:

•
Robert Dekett (President, Treasurer, and Secretary) – Mr. DeKett’s current compensation through calendar year-end 2010 is $175,000 USD per annum with an increase to $210,000 USD for calendar year 2011. Currently, Mr. DeKett’s salary is accruing on a monthly basis.

•
Ted D. Campbell II (Chief Compliance Officer) - Mr. Campbell’s current compensation through fiscal year end 2010 is $75,000 USD per annum with an increase to $108,000 USD for fiscal year 2011. Currently, Mr. Campbell’s compensation is accruing on a monthly basis.

Director Compensation

The Directors of the Company do not receive compensation at this time.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of March 31, 2010. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 15,600,000 total outstanding shares of our common stock as of March 31, 2010.

Amount and Nature of Beneficial Ownership as of March 31, 2010:

Name of Individual	# Shares Beneficially Owned	# of Class of Common Stock (1)

Robert Dekett President, Treasurer, Secretary and Director PO Box 50729 Henderson, Nevada 89016	3,000,000	19.23%

Ted D. Campbell II Chief Compliance Officer PO Box 240 Jenks, Oklahoma 74037	0	0.00%

David R. Foley 311 Santa Rosa Drive Los Gatos, California 95032	3,000,000	19.23%

Greenleaf Forum Investments Kevin Murphy, President 1174 Manitou Drive NW Fox Island, WA 98333	1,300,000	8.33%

Takashi and Keiko Yoshida 59 Preston Road Woodside, CA 94062	1,000,000	6.41%

Alan Tolson Skiddaw View Sandale Bolton Gate, Cumbria CA5 1DE UK	1,500,000	9.61%

All Officers and Directors as a Group (2 Persons)	3,000,000	19.23%

Item 13 – Certain Relationships and Related Transactions, Director Independence

The Company pays rent expense to two shareholders for the use of property for business purposes.  The amounts paid to the Company’s shareholders for rent for the years ended June 30, 2009 and 2008 totaled $197,860 and $115,547, respectively.  These amounts have been recorded in selling, general and administrative expenses for the same periods.

Several of the Company’s current and former officers have provided funding in the form of notes payable, totaling $80,500 and $52,500 as of June 30, 2009 and 2008, respectively.  The notes carry interest rates ranging from 14% to 20%, resulting in interest expense of $11,458 and $3,675 for the years ended June 30, 2009 and 2008, and accrued interest of $9,223 and $0 as of June 30, 2009 and 2008, respectively.  The notes are due on demand and therefore classified as current liabilities.

The June 2009 and 2008 salaries have been accrued and will be paid as cash flows allow.  The Company also reimburses its officers for expenses they incur in the Company’s behalf.  Amounts owed to officers totaled $109,222 and $0 at June 30, 2009 and 2008, respectively.  Interest has not been imputed due to its immaterial impact on the financial statements.

The Company has incurred liabilities in the ordinary course of business with several individuals and entities affiliated with the Company.  These amounts totaled $60,184 and $0 at June 30, 2009 and 2008, respectively.  Interest has not been imputed due to its immaterial impact on the financial statements.

During the year ended June 30, 2008, the Company made advances to officers and directors for travel and other budgeted costs.  These amounts totaled $0 and $57,576 at June 30, 2009 and 2008, respectively.

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

2009:  $40,000

2008:  $ 8,800

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2009:  $1,750

2008:  $ 0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2009:  $ 3,000

2008:  $ 0

All Other Fees:

2009:  $ 0

2008:  $ 0

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

(2)	Amendment to the Article of Incorporation filed with the Securities and Exchange Commission on Form 8-K on May 7, 2009 which exhibit is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 24, 2010

NanoTech Entertainment, Inc.

By:
/s/ Robert DeKett
Robert Dekett, President (Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

May 24, 2010
By:
/s/ Robert DeKett
Robert Dekett, President
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
Chairman of the Board of Directors