Form 10-Q
period 2009-09-30
NanoTech Entertainment, Inc.
filed 2010-05-25
CIK 1425905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No

As of the date of this filing, the registrant had 15,910,000 shares of common stock, $.001 par value, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's June 30, 2009 Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

NanoTech Entertainment, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	June 30,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash	$29,049	$35,536
Inventory (Note B)	11,050	8,800
Prepaid expenses	-	2,500
Prepaid royalties (Note I)	102,500	55,000
Total current assets	142,599	101,836
Property and equipment (Note B)	3,945	3,071
Less: accumulated depreciation	(1,853)	(1,524)
Net property and equipment	2,092	1,547
Total assets	$144,691	$103,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities:
Accounts payable	$89,573	$81,553
Cash drawn in excess of bank balance	12,476	5,174
Common stock payable	6,000	-
Accrued liabilities – related parties (Note C)	1,145,762	981,906
Royalties payable (Note I)	78,646	31,771
Accrued interest, convertible debentures (Note F)	911	458
Accrued interest, notes payable (Note D)	23,919	17,586
Accrued interest, notes payable – related party (Note C)	12,311	9,223
Convertible debentures, net (Note F)	17,841	15,778
Notes payable – current (Note D)	30,000	30,000
Notes payable – current, related party (Note C)	80,500	80,500
Total current liabilities	1,497,939	1,253,949
Long-Term Liabilities
Notes payable – noncurrent (Note D)	250,000	250,000
Total liabilities	1,747,939	1,503,949

STOCKHOLDERS’ DEFICIT (Note E)
Common stock, $.001 par value, 75,000,000 shares authorized, 15,346,000 and 14,437,000 shares issued and outstanding as of September 30, 2009 and June 30, 2009, respectively	15,346	14,437
Additional paid-in capital	450,493	360,502
Services prepaid with common stock	(10,417)	-
Deficit accumulated during the development stage	(2,058,670)	(1,775,505)
Total stockholders’ deficit	(1,603,248)	(1,400,566)
Total liabilities and stockholders’ deficit	$144,691	$103,383

The accompanying notes are an integral part of these financial statements

NanoTech Entertainment, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

			November 13,
	Three Months Ended		2007 (Inception) to
	September 30,		September 30,
	2009	2008	2009
Revenues:
Sales, net	$6,791	$5,530	$62,642
Less: costs of goods sold	(973)	(60)	(11,303)
Gross profit	5,818	5,470	51,339

Operating Expenses:
Selling, general and administrative	275,631	222,385	1,869,651

Other Income (Expenses)
Interest expense	(13,352)	(10,016)	(225,746)

Net loss before income taxes	(283,165)	(226,931)	(2,044,058)

Provision for income taxes	-	-	-

Net loss before discontinued operations	(283,165)	(226,931)	(2,044,058)

Discontinued operations:
Loss from discontinued operations, net	-	-	(14,612)

Net loss available to common stockholders	$(283,165)	$(226,931)	$(2,058,670)

Continuing operations
Basic	$(.02)	$(.04)
Diluted	$(.02)	$(.04)

Discontinued operations
Basic	$(.00)	$(.00)
Diluted	$(.00)	$(.00)

Total net loss per share
Basic	$(.02)	$(.04)
Diluted	$(.02)	$(.04)

Weighted average shares outstanding
Basic	14,839,185	6,480,000
Diluted	15,141,185	6,480,000

The accompanying notes are an integral part of these financial statements.

NanoTech Entertainment, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			November 13,
	Three Months Ended		2007 (Inception) to
	September 30,		September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(283,165)	$(226,931)	$(2,058,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	329	256	2,556
Common stock issued for finder fees	-	-	162,000
Common stock issued for services	8,400	-	28,400
Amortization of debt discount	2,063	-	33,441
Amortization of services prepaid with common stock	2,083	-	2,083
Interest on debt converted to common stock	-	-	124,500
Loss on disposal of fixed assets	-	-	10,373
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	572
Increase in inventory	(2,250)	(3,445)	(11,050)
Decrease in prepaid expenses	2,500	-
Decrease in prepaid expenses – related party	-	44,394	-
Increase in prepaid royalties	(47,500)	(46,250)	(102,500)
Increase in accounts payable	8,020	-	51,294
Increase in accrued liabilities – officers	163,856	125,000	1,072,871
Increase in accrued interest,
convertible debentures	453	-	760
Increase in accrued interest, notes payable	6,333	-	23,919
Increase in accrued interest, notes payable – related party	3,088	-	10,454
Increase in royalties payable	46,875	51,224	78,646
Net cash used in operating activities	(88,915)	(55,752)	(570,351)

Cash flows from investing activities:
Net cash received in reverse recapitalization	-	-	31,769
Purchase of property and equipment	(874)	-	(3,945)
Cash flows used for investing activities	(874)	-	27,824

Cash flows from financing activities
Increase in cash drawn in excess of bank balance	7,302	-	12,476
Proceeds from notes payable – related party	-	25,000	77,500
Repayment of notes payable – related party	-	-	(2,700)
Proceeds from notes payable	-	25,000	280,000
Proceeds from issuance of common stock	76,000	-	183,000
Proceeds from issuance of convertible debentures	-	-	21,300
Net cash provided by financing activities	83,302	50,000	571,576

Increase (decrease) in cash	(6,487)	(5,752)	29,049
Cash, beginning of period	35,536	41,801	-
Cash, end of period	$29,049	$36,049	$29,049
(continued)

NanoTech Entertainment, Inc.
(A Development Stage Company)
Statements of Cash Flows (cont’d)
(unaudited)

			November 13,
	Three Months Ended		2007 (Inception) to
	September 30,		September 30,
	2009	2008	2009

Non-cash investing and financing activities
Issuance of common stock upon conversion of debentures	$-	$-	$40,000
Issuance of common stock upon conversion of loan	$-	$-	$500
Issuance of common stock in settlement of vendor debt	$-	$-	$1,000
Conversion of notes payable to convertible debentures	$-	$-	$21,400

Supplemental cash flow information:
Interest paid in cash	$1,416	$8,503	$31,473
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these financial statements

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Three Months Ended September 30, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to September 30, 2009

A.	ORGANIZATION

NanoTech Entertainment, Inc. (“NEI”) was incorporated under the laws of the state of Nevada on November 13, 2007.  On April 30, 2009, NEI entered into a Sale and Acquisition Agreement (the “Agreement”) with Aldar Group, Inc. (“AGI”), a Nevada corporation, wherein AGI acquired 100% of NEI’s issued and outstanding common stock through the issuance of 6,480,000 common shares.  As a result of the Agreement, AGI changed its name to NanoTech Entertainment, Inc. (“NTI”) (“the Company”) to better reflect the direction of the newly formed entity.  For accounting purposes, the share exchange transaction was treated as a capital transaction where AGI, as the shell corporation and legal acquirer, issued stock for the net monetary assets of NEI, the accounting acquirer, accompanied by a recapitalization. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles are not recorded.  All references to NTI’s common stock have been restated to reflect the equivalent numbers of AGI’s common shares (Note E).

The accompanying financial statements include those of NEI for the period of inception on November 13, 2007 through September 30, 2009.  The financial statements of AGI are consolidated from the date of the Agreement through June 30, 2009, subsequent to which the NEI Nevada corporation was dissolved and the AGI Nevada corporation amended its Articles of Incorporation to effect its name change to NanoTech Entertainment, Inc. (“NTI”), thereby discontinuing all AGI operations and assuming all of the former NEI assets, liabilities, and operations.  Prior to June 30, 2009, all significant intercompany balances and transactions between NEI and AGI were eliminated in consolidation.  Subsequent to June 30, 2009, the financial statements consist solely of NTI.

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

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Three Months Ended September 30, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to September 30, 2009

B.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company’s cash balances totaled $29,049 and $35,536 as of September 30, 2009 and June 30, 2009, respectively.

INVENTORY

The Company’s inventory is stated at lower of cost or market using the FIFO costing method.  Inventory on hand totaled $11,050 and $8,800 at September 30, 2009 and June 30, 2009, respectively, and consisted entirely of finished goods gaming equipment available and ready for sale.

PROPERTY AND EQUIPMENT

The Company’s property and equipment is comprised of office and computer equipment, which are stated at cost.  Depreciation is calculated over the estimated useful lives ranging from 3 to 7 years using the straight – line method.  The Company is in the development stage and has only acquired minimal operating assets.  At September 30, 2009 and June 30, 2009, the Company had property and equipment of $3,945 and $3,071, respectively, and accumulated depreciation of $1,853 and $1,524, respectively.  Depreciation expense totaled $329 and $256 for the three months ended September 30, 2009 and 2008, respectively.

REVENUE RECOGNITION

Revenues for gaming equipment sales are recognized when risks associated with ownership have passed to unaffiliated customers, and when all criteria of ASB Topic No. 605 (SAB Topic 13) have been met.  Typically, this occurs when finished products are shipped.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

ASC Topic No. 260 requires presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, while diluted loss per share takes into consideration the convertible bonds (Note F) and their related interest and debt discount.  The potential conversion of the bonds would have no effect on loss per share due to the Company’s continuing losses, so basic and diluted loss per share are the same.  The Company has no other potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Three Months Ended September 30, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to September 30, 2009

B.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (CONT’D)

	Three Months Ended
	September 30,
	2009	2008
BASIC
Net loss	$(283,165)	$(226,931)
Weighted average common shares outstanding	14,839,185	6,480,000
Net loss per share (Basic)	$(0.02)	$(0.04)

DILUTED
Net loss (Basic)	$(283,165)	$(226,931)
Convertible bond interest expense	2,516	-
Unamortized convertible bond issuance costs	(12,159)	-
Net loss (Diluted)	$(292,808)	$(226,931)

Weighted average common shares outstanding (Basic)	14,839,185	6,480,000
Convertible preferred shares	-	-
Convertible bonds and notes	302,000	-
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	15,141,185	6,480,000
Net loss per share (Diluted)	$(0.02)	$(0.04)

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

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Three Months Ended September 30, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to September 30, 2009

B.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS (CONT’D)

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

C.	RELATED PARTY TRANSACTIONS

NOTES PAYABLE

Several of the Company’s current and former officers have provided funding in the form of notes payable, totaling $80,500 at both September 30, 2009 and June 30, 2009.  The notes carry interest rates ranging from 0% to 20%, resulting in interest expense of $3,088 and $0 for the quarters ended September 30, 2009 and 2008, respectively, and accrued interest of $12,311 and $9,223 as of September 30, 2009 and June 30, 2009, respectively.  The notes are due on demand and therefore classified as current liabilities. Interest has not been imputed due to its nominal impact on the financial statements.

ACCRUED LIABILITIES

The Company has employment agreements with two of its officers whereby the officers are entitled to the annual salaries payable as follows:

Salary for the Year Ended June 30,
2008	2009	2010	2011	Total
$175,000	$400,000	$500,000	$275,000	$1,350,000
75,000	162,500	192,500	105,000	535,000
$250,000	$562,500	$692,500	$380,000	$1,885,000

Accrued salaries totaled $985,625 and $812,500 at September 30, 2009 and June 30, 2009, respectively.  The Company also reimburses its officers for expenses they incur in the Company’s behalf, including rent for the use of property for business purposes.  Salary expense totaled $173,125 and $125,000 for the three months ended September 30, 2009 and 2008, and rent expense totaled $49,500 for each of the periods then ended.  Salaries, rent, and other reimbursable expenses owed to the officers totaled $1,145,762 and $981,906 at September 30, 2009 and June 30, 2009, respectively, and will be repaid as cash flows allow.

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Three Months Ended September 30, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to September 30, 2009

D.	NOTES PAYABLE

The Company has originated the following notes payable with unaffiliated entities and individuals:

	Principal Balance		Accrued Interest
	9/30/2009	6/30/2009	9/30/2009	6/30/2009
Note 1, 10% interest, due April 30, 2011	$250,000	$250,000	$22,918	$16,668
Note 2, 20% interest, due on demand	25,000	25,000	835	835
Note 3, 20% interest, due on demand	5,000	5000	166	83
Totals	280,000	280,000	$23,919	$17,586
Less current portion (Notes 2 & 3)	(30,000)	(30,000)
Noncurrent portion (Note 1)	$250,000	$250,000

The notes require monthly interest payments only, with principal and any accrued interest payable upon maturity or demand, as indicated above.

E.	STOCKHOLDERS’ DEFICIT

The Company has authorized 75,000,000 shares of common stock with a par value of $.001, and no preferred stock.  Upon inception on November 13, 2007, the Company had 6,480,000 shares issued and outstanding, which represents the number of shares issued by AGI in the recapitalization retroactively reflected to have occurred at inception.  The recapitalization also included an effective share issuance of 4,533,000, which represents the number of AGI shares issued and outstanding at June 30, 2008 (the most recent fiscal year prior to the recapitalization).  Additional share issuances occurring through September 30, 2009 to arrive at the total shares issued and outstanding of 15,346,000 are as follows:

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

During the period of July through September 2009, the following shares were issued for cash in accordance with private offerings to unrelated individuals:

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Three Months Ended September 30, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to September 30, 2009

E.	STOCKHOLDERS’ DEFICIT (CONT’D)

	Number	Stock	Cash
Date	of Shares	Price	Received
7/1/2009	200,000	$0.10	$20,000
9/11/2009	560,000	0.10	56,000
Totals	760,000		$76,000

On January 30, 2009, the Company issued 10,000 shares at $.10 per share to a vendor to settle a $1,000 debt.

During March through May 2009, several convertible debenture holders converted their debentures resulting in the issuance of 400,000 shares of common stock at $.10 for total value of $40,000 (Note F).

On April 30, 2009 and in connection with the reverse recapitalization between NTI and AGI, the Company issued 648,000 shares to an unaffiliated entity as a finders’ fee.  The shares were valued at $.25 per share, resulting in total expense of $162,000. As a term of the recapitalization, the Company also issued 500,000 shares at $.001 to an affiliated entity in settlement of $500 in debt.  This issuance resulted in recognition of $124,500 in additional interest expense.

On August 1, 2009, the Company entered into an agreement with an unrelated entity that was to render financial consulting services for a 12-month period.  As compensation, the Company issued 125,000 shares of common stock upon the agreement’s execution.  The shares were valued at $.10 per share for total compensation of $12,500 to be amortized ratably over the term of the agreement.  During the quarter ended September 30, 2009, the Company amortized $2,083 to consulting expense, resulting in a $10,417 prepaid balance that has been reported in the stockholders’ equity section of the balance sheet.  The entity is also entitled to $25,000 in finders’ fees for each $1,000,000 of funding raised in the Company’s behalf.  No funds have been raised as of the date of this report.

On June 19, 2009, the Company entered into an agreement with an unrelated individual who was to render consulting services for a 26-week period.  The consultant was to receive cash compensation of $36,400 over the term of the contract, and 104,000 shares of common stock upon the contract’s completion on or about December 18, 2009.  The shares were valued at $.10 per share, for total stock compensation of $10,400 to be expensed ratably over the contract’s term.  The Company recorded 15 weeks, or $27,000, of consulting expense during the three months ended September 30, 2009, of which $21,000 was paid in cash and $6,000 of stock compensation was accrued and reported as the current liability, common stock payable.

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

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Three Months Ended September 30, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to September 30, 2009

E.	STOCKHOLDERS’ DEFICIT (CONT’D)

The Company recorded 6 weeks, or $8,400, of consulting expense during the three months ended September 30, 2009, of which $6,000 was paid in cash.  The 24,000 shares of common stock were issued upon the contract’s completion on September 16, 2009.

F.	CONVERTIBLE DEBENTURES

During the period of March through May 2009, the Company issued convertible debentures bearing interest at 6% with a term of two years.  The debenture principal and accrued interest may be converted into shares of the Company’s common stock in the first year at a conversion price of $0.10 or in the second year at a price which is 80% of the three lowest closing bid prices during the ten days prior to conversion.

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

At September 30, 2009 and June 30, 2009, respectively, the Company’s unconverted debentures totaled $17,841 ($30,200 principal netted with $12,359 unamortized debt discount) and $15,778 ($30,200 principal netted with $14,422 unamortized debt discount), while the potential number of shares into which the debentures could be converted was 302,000 based on a $0.10 conversion rate.  Accrued interest on the bonds totaled $911 and $458 at September 30, 2009 and June 30, 2009, respectively.  During the three months ended September 30, 2009 and 2008, $2,063 and $0 of the debt discount was amortized to interest expense.  No debentures were converted during the quarter ending September 30, 2009.

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Three Months Ended September 30, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to September 30, 2009

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

Deferred officer compensation in the amount of $985,625 has been expensed per the financial statements but is not deducted for tax purposes in the current year.  This results in a deferred tax asset of $344,969 that would reduce tax payments in the future as the compensation is subsequently recognized for tax purposes.  This deferred tax asset however is offset in its entirety by a valuation allowance of the same amount due to doubts concerning the Company’s ability to utilize the deferred tax asset in future years.

Operating loss carry forwards of $1,443,356 (including permanent differences of $370,311 attributed to AGI’s accumulated losses on the reverse recapitalization date) generated since inception through September 30, 2009 will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $505,175 were completely offset by a valuation allowance, which increased by approximately $99,108 and $79,426 during the quarters ended September 30, 2009 and 2008, respectively, (including the allowance associated with deferred compensation tax benefits).  This deferred tax asset was also offset due to a lack of evidence that suggests that the Company would likely be able to utilize the asset to offset tax payments in future years.

H.	GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of and during the period from November 13, 2007 (inception) to September 30, 2009, the Company has incurred net losses totaling $2,058,670, and has a working capital deficit of $1,355,340.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to meet its ongoing financial requirements is dependent on management being able to obtain additional equity and/or debt financing, the realization of which is not assured.

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Three Months Ended September 30, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to September 30, 2009

I.	ROYALTIES

The Company has entered into several licensing agreements whereby the Company licenses certain gaming software from various developers.  The Company is responsible for paying royalties to the developers based on product sales.  In the event that no product is sold, the Company is also required to pay a minimum royalty in order to maintain exclusivity (i.e., the developer cannot license the same software to the Company's competitors).  Certain developers also require prepayment of royalties that are either offset by future sales, or expire at the end of a calendar year - at which point they are expensed.  The Company had prepaid $102,500 and $55,000 in royalties at September 30, 2009 and June 30, 2009, respectively.  No sales of the licensed products had occurred during the period of inception on November 13, 2007 through September 30, 2009, so only exclusivity minimums of $78,646 and $31,771 have been accrued at September 30 2009 and June 30, 2009, respectively.

J.	SUBSEQUENT EVENTS

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

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Three Months Ended September 30, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to September 30, 2009

J.	SUBSEQUENT EVENTS (CONT’D)

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

The Company has evaluated events from September 30, 2009, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section must be read in conjunction with the unaudited financial statements included in this report.

A.	Management’s Discussion

NanoTech Entertainment, Inc. (“NEI”) was originally organized as a Nevada corporation on November 13, 2007.  On April 30, 2009, NEI entered into a Sale and Acquisition Agreement (the “Agreement”) with Aldar Group, Inc. (“AGI”), a Nevada corporation organized on July 15, 2004, wherein AGI acquired 100% of NEI’s issued and outstanding common stock through the exchange of 6,480,000 common shares.  As a result of the Agreement, the Company changed its name to NanoTech Entertainment, Inc. (“NTI”) (“the Company” or “We” or “NanoTech”) to better reflect the direction of the newly formed entity.

For accounting purposes, the share exchange transaction was treated as a capital transaction where AGI, as the legal acquirer and shell corporation, issued stock for the net monetary assets of NEI, as the accounting acquirer, accompanied by a recapitalization. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles are not recorded.

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

With an ever-expanding lineup of technology and products, NanoTech is redefining the role of developers and manufacturers in the gaming market. NanoTech's team is compromised of industry veterans of the gaming industry that have collectively been responsible for dozens of award winning products and multi-million copy selling video games and technology.

During the period of July 15, 2004 (AGI’s inception) to September 30, 2009, the Company generated revenues of $62,642 while incurring $11,303 in cost of sales, $1,869,651 in general and administrative expenses, $225,746 in interest expense, and $14,612 in losses from AGI’s discontinued operations. This resulted in a cumulative net loss of $2,058,670 for the period then ended from inception.

During the three months ended September 30, 2009, the Company generated revenues of $6,791 while incurring $973 in cost of sales, $275,631 in general and administrative expenses, and $13,352 in interest expense. This resulted in a net loss for three months ended September 30, 2009 of $283,165. During the three months ended September 30, 2008, the Company generated revenues of $5,530 while incurring $60 in cost of sales, $222,385 in general and administrative expenses, and $10,016 in interest expense. This resulted in a net loss for the quarter ended September 30, 2008 of $226,931. The net loss for both periods is attributable primarily to the continuing costs of start-up operations and product development.

Liquidity and Capital Resources

As of September 30, 2009, the Company had $(1,355,340) in working capital, which is current assets minus current liabilities.  This negative working capital is attributable to monies owed for the acquisition of the Company’s current products, monies owed to officers for accrued salaries, convertible debentures issued by the Company, and the current portion of notes payable to related and unrelated parties. The Company’s current assets as of September 30, 2009 consisted of $29,049 in cash, $11,050 in inventory, and $102,500 in prepaid royalties.

NTI has limited capital resources from which to operate.  Without the realization of either significant cash flow from ongoing revenue or additional capital investment, the Company may not be able to continue without short-term loans from its current officer and director.  However, the Company’s independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

B.	Plan of Operation

Market and Industry

We have experience and products for all aspects of the various gaming industries.  By traversing the market from consumer to coin-op to casino, the Company may be able to take advantage of all three growth and profitable industries and balance out the seasonal patterns of each.

Even in the unsteady economic climate, the gaming market continues to flourish and expand.  In 2008, the arcade industry saw $7.2 billion in revenue and the consumer market saw $58 billion with a growth of 19%. The following are excerpts from other sources:

“As people cut back on travel and going out, they are turning more to home entertainment, providing a boost to the video game industry.” Reuters, April 2, 2009

“The video game business continues to enjoy robust growth, making it the fastest growing of the many consumer goods categories.” Market Watch, Feb 18, 2009

The NanoTech team has won numerous awards in recent years including innovative product of the year in 2005 and 2006 in the arcade industry, and innovative product of the year in 2007 in the casino market.

Products

Below is a list of the Company’s upcoming & current product line with detailed descriptions. For more information on the Company’s products and services you can view our web site at www.NanoTechEnt.com.

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

NanoNET Online System - Local and Worldwide head-to-head competition in real time against machines located around the world. Remote Operator Control of your machines including diagnostics, accounting reports, and automatic software updates and enhancements downloaded over the net. Link up to 4 Cabinets for local multiplayer action.

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

Opti-Gun™ Adapter - The Opti-Gun Adapter is a USB adapter that allows players to connect Arcade Light Guns to any USB based system. This universal adapter provides a complete solution to implement an arcade game including Gun Inputs, Force Feedback Outputs, digital inputs, and built-in audio amplifiers. The adapter can also be used with PC-based emulators such as M.A.M.E. to connect arcade light guns on your home system.

Retr-IO™ Adapter - The Retr-IO Adapter provides a standard JAMMA interface for USB based systems. This universal adapter provides a complete solution to implement an arcade game using Joysticks, Trackballs, Spinners, buttons and features, digital outputs, and built-in audio and video amplifiers.

The board works with any PC-based system including M.A.M.E and other emulation products. It provides an all-in-one solution to hooking up traditional arcade controls to your PC, or any USB system. All digital inputs and outputs are interfaced via standard keyboard commands, and appear as mapped keys to your games. The default key mappings match those of many popular PC emulation products. Two Trackballs and two Spinners are supported, and are mapped to the system as mice. The board supports four player standard configurations or two player four-way joystick and six button configurations.

Competition
The Company will compete against established companies with significantly greater financial, marketing, research and development, personnel, and other resources than the Company. Such competition could have a material adverse effect on the Company's profitability.

Government Regulation

There are no government regulations regulating the development and sale of gaming products for coin operated machines.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) was evaluated under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, including the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that the information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time period required for the filing of this quarterly report.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of control systems must be considered relative to their cost. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues of fraud, if any, have been detected.

Based on their most recent review, which was completed within ninety days of the filing of this report, NTI’s Officers have concluded that the Company’s newly adopted disclosure controls and procedures will be effective to ensure that information required to be disclosed by NTI in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to NTI’s management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  There were no significant changes in NTI’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2009 and September 11, 2009, the Company issued to an unrelated individual, 200,000 and 560,000 shares, respectively, at $.10 per share for total proceeds of $76,000 used to fund operations.

On August 1, 2009, the Company entered into an agreement with an unrelated entity that was to render financial consulting services for a 12-month period.  As compensation, the Company issued 125,000 shares of common stock upon the agreement’s execution.  The shares were valued at $.10 per share for total compensation of $12,500 to be amortized ratably over the term of the agreement.  During the quarter ended September 30, 2009, the Company amortized $2,083 to consulting expense, resulting in a $10,417 prepaid balance that has been reported in the stockholders’ equity section of the balance sheet.  The entity is also entitled to $25,000 in finders’ fees for each $1,000,000 of funding raised in the Company’s behalf.  No funds have been raised as of the date of this report.

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

ITEMS 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.:	Description:

3.1(i)	Articles of Incorporation and amendments thereto (1) and (2)

3.1(ii)	Bylaws (1)

14	Code of Ethics (1)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

(1)
Filed with the Securities and Exchange Commission on February 12, 2008 as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-149184 which exhibit is incorporated herein by reference.

(2)	Amendment to the Article of Incorporation filed with the Securities and Exchange Commission on Form 8K on May 7, 2009 which exhibit is incorporated herein by reference.

(b) Reports on Form 8-K

During the period ended September 30, 2009, NANOTECH ENTERTAINMENT, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NanoTech Entertainment, Inc.
(Registrant)

Signature	Title	Date

/s/ Robert DeKett	President & CEO, Director	May 24, 2010
Robert DeKett

/s/ Robert DeKett	Secretary, Treasurer, Director	May 24, 2010
Robert DeKett

/s/ Ted D. Campbell II	Principal Financial Officer	May 24, 2010
Ted D. Campbell II

/s/ Robert DeKett	Principal Accounting Officer	May 24, 2010
Robert DeKett