Form 10-Q
period 2009-12-31
NanoTech Entertainment, Inc.
filed 2010-05-25
CIK 1425905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No

As of the date of this filing, the registrant had 15,910,000 shares of common stock, $.001 par value, issued and outstanding.

TABLE OF CONTENTS

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

NanoTech Entertainment, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	June 30,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash	$19,037	$35,536
Inventory (Note B)	11,050	8,800
Prepaid expenses	7,500	2,500
Prepaid royalties (Note I)	100,000	55,000
Total current assets	137,587	101,836
Property and equipment (Note B)	3,945	3,071
Less: accumulated depreciation	(2,182)	(1,524)
Net property and equipment	1,763	1,547
Total assets	$139,350	$103,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities:
Accounts payable	$130,724	$81,553
Cash drawn in excess of bank balance	5,375	5,174
Accrued liabilities – related parties (Note C)	1,325,112	981,906
Royalties payable (Note I)	80,521	31,771
Accrued interest, convertible debentures (Note F)	1,364	458
Accrued interest, notes payable (Note D)	31,171	17,586
Accrued interest, notes payable – related party (Note C)	15,398	9,223
Convertible debentures, net (Note F)	19,904	15,778
Notes payable – current (Note D)	32,500	30,000
Notes payable – current, related party (Note C)	81,408	80,500
Total current liabilities	1,723,477	1,253,949
Long-Term Liabilities
Notes payable – noncurrent (Note D)	250,000	250,000
Total liabilities	1,973,477	1,503,949

STOCKHOLDERS’ DEFICIT (Note E)
Common stock, $.001 par value, 75,000,000
shares authorized, 15,665,000 and 14,437,000 shares
issued and outstanding as of December 31, 2009 and
June 30, 2009, respectively	15,665	14,437
Additional paid-in capital	471,324	360,502
Services prepaid with common stock	(9,792)	-
Deficit accumulated during the development stage	(2,311,324)	(1,775,505)
Total stockholders’ deficit	(1,834,127)	(1,400,566)
Total liabilities and stockholders’ deficit	$139,350	$103,383

The accompanying notes are an integral part of these financial statements.

NanoTech Entertainment, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended		November 13, 2007 (inception) to
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009
Revenues:
Sales, net	$10,345	$12,029	$17,136	$17,559	$72,987
Less: costs of goods sold	(1,992)	(688)	(2,965)	(748)	(13,295)
Gross profit	8,353	11,341	14,171	16,811	59,692

Operating Expenses:
Selling, general and administrative	247,655	223,213	523,286	445,598	2,117,306

Other Income (Expenses)
Interest expense	(13,352)	(8,042)	(26,704)	(18,058)	(239,098)

Net loss before income taxes	(252,654)	(219,914)	(535,819)	(446,845)	(2,296,712)

Provision for income taxes	-	-	-	-	-

Net loss before discontinued operations	(252,654)	(219,914)	(535,819)	(446,845)	(2,296,712)

Discontinued operations:
Loss from discontinued operations (net)	-	-	-	-	(14,612)

Net loss available to common stockholders	$(252,654)	$(219,914)	$(535,819)	$(446,845)	$(2,311,324)

Continuing operations
Basic	$(0.02)	$(0.03)	$(0.04)	$(0.07)
Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.07)

Weighted average shares outstanding
Basic	15,455,727	6,480,000	15,147,456	6,480,000
Diluted	15,757,727	6,480,000	15,449,456	6,480,000

The accompanying notes are an integral part of these financial statements.

NanoTech Entertainment, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			November 13,
	Six Months Ended		2007 (Inception) to
	December 31,		December 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(535,819)	$(446,845)	$(2,311,324)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	658	512	2,885
Amortization of debt discount	4,126	-	35,504
Common stock issued for finder fees	-	-	162,000
Common stock issued for services	16,050	-	36,050
Amortization of services prepaid with common stock	5,208	-	5,208
Interest on debt converted to common stock	-	-	124,500
Loss on disposal of fixed assets	-	-	10,373
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	572
Increase in inventory	(2,250)	(8,471)	(11,050)
Increase in prepaid expenses	(5,000)	-	(7,500)
Decrease in prepaid expenses – related party	-	57,576	-
Increase in prepaid royalties	(45,000)	(52,500)	(100,000)
Increase in accounts payable	49,171	41,479	92,445
Increase in accrued liabilities – related party	343,206	281,250	1,252,221
Increase in accrued interest, convertible debentures	906	-	1,213
Increase in accrued interest, notes payable	13,585	-	31,171
Increase in accrued interest, notes payable – related party	6,175	-	13,541
Increase in royalties payable	48,750	36,875	80,521
Net cash used in operating activities	(100,234)	(90,124)	(581,670)

Cash flows from investing activities:
Net cash received in reverse recapitalization	-	-	31,769
Purchase of property and equipment	(874)	-	(3,945)
Cash flows provided by (used in) investing activities	(874)	-	27,824

Cash flows from financing activities:
Increase in cash drawn in excess of bank balance	201	-	5,375
Proceeds from issuance of convertible debentures	-	-	21,300
Proceeds from issuance of common stock	81,000	-	188,000
Proceeds from notes payable – related party	908	25,000	78,408
Repayment of notes payable – related party	-	-	(2,700)
Proceeds from notes payable	2,500	25,000	282,500
Net cash provided by financing activities	84,609	50,000	572,883

Increase (decrease) in cash	(16,499)	(40,124)	19,037
Cash, beginning of period	35,536	41,801	-
Cash, end of period	$19,037	$1,677	$19,037
(continued)

NanoTech Entertainment, Inc.
(A Development Stage Company)
Statements of Cash Flows (cont’d)
(unaudited)

			November 13,
	Six Months Ended		2007 (Inception) to
	December 31,		December 31,
	2009	2008	2009

Non-cash investing and financing activities:
Issuance of common stock upon conversion of debentures	$-	$-	$40,000
Issuance of common stock upon conversion of loan	$-	$-	$500
Issuance of common stock in settlement of vendor debt	$-	$-	$1,000
Conversion of notes payable to convertible debentures	$-	$-	$21,400

Supplemental cash flow information:
Interest paid in cash	$1,916	$18,295	$31,973
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Six Months Ended December 31, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to December 31, 2009

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

The accompanying financial statements include those of NEI for the period of inception on November 13, 2007 through December 31, 2009.  The financial statements of AGI are consolidated from the date of the Agreement through June 30, 2009, subsequent to which the NEI Nevada corporation was dissolved and the AGI Nevada corporation amended its Articles of Incorporation to effect its name change to NanoTech Entertainment, Inc. (“NTI”), thereby discontinuing all AGI operations and assuming all of the former NEI assets, liabilities, and operations.  Prior to June 30, 2009, all significant intercompany balances and transactions were eliminated in consolidation.  Subsequent to June 30, 2009, the financial statements consist solely of NTI.

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

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Six Months Ended December 31, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to December 31, 2009

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company’s cash balances totaled $19,037 and $35,536 as of December 31, 2009 and June 30, 2009, respectively.

INVENTORY

The Company’s inventory is stated at the lower of cost or market using the FIFO costing method.  Inventory on hand totaled $11,050 and $8,800 at December 31, 2009 and June 30, 2009, respectively, and consisted entirely of finished goods gaming equipment available and ready for sale.

PROPERTY AND EQUIPMENT

The Company’s property and equipment is comprised of office and computer equipment, which are stated at cost.  Depreciation is calculated over the estimated useful lives ranging from 3 to 7 years using the straight – line method.  The Company is in the development stage and has only acquired minimal operating assets.  At December 31, 2009 and June 30, 2009, the Company had property and equipment of $3,945 and $3,071, and accumulated depreciation of $2,182 and $1,524, respectively.  Depreciation expense totaled $658 and $512 for the six months ended December 31, 2009 and 2008, respectively.

REVENUE RECOGNITION

Revenues for gaming equipment sales are recognized when risks associated with ownership have passed to unaffiliated customers, and when all criteria of ASB Topic No. 605 (SAB Topic 13) have been met.  Typically, this occurs when finished products are shipped.

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Six Months Ended December 31, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to December 31, 2009

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
BASIC
Net loss	$(252,654)	$(219,914)	$(535,819)	$(446,845)
Weighted average common shares outstanding	15,455,727	6,480,000	15,147,456	6,480,000
Net loss per share (Basic)	$(0.02)	$(0.03)	$(0.04)	$(0.07)

DILUTED
Net loss (Basic)	$(252,654)	$(219,914)	$(535,819)	$(446,845)
Convertible bond interest expense	2,516	-	5,032	-
Unamortized convertible bond issuance costs	(10,296)	-	(10,296)	-
Net loss (Diluted)	$(260,434)	$(219,914)	$(541,083)	$(446,845)

Weighted average common shares outstanding (Basic)	15,455,727	6,480,000	15,147,456	6,480,000
Convertible preferred shares	-	-	-	-
Convertible bonds and notes	302,000	-	302,000	-
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares outstanding (Diluted)	15,757,727	6,480,000	15,449,456	6,480,000
Net loss per share (Diluted)	$(0.02)	$(0.03)	$(0.04)	$(0.07)

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

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Six Months Ended December 31, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to December 31, 2009

B.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS (CONT’D)

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

NOTES PAYABLE

Several of the Company’s current and former officers have provided funding in the form of notes payable, totaling $81,408 and $80,500 as of December 31, 2009 and June 30, 2009, respectively.  The notes carry interest rates ranging from 0% to 20%, resulting in interest expense of $6,175 and $613 for the six months ended December 31, 2009 and 2008, respectively, and accrued interest of $15,398 and $9,223 as of December 31, 2009 and June 30, 2009, respectively.  The notes are due on demand and therefore classified as current liabilities. Interest has not been imputed due to its nominal impact on the financial statements.

ACCRUED LIABILITIES

The Company has employment agreements with its current and former officers whereby the officers are entitled to the annual salaries payable as follows:

Salary for the Year Ended June 30,
	2008	2009	2010	2011	2012	Total
David Foley	$175,000	$400,000	$500,000	$275,000	$-	$1,350,000
Robert DeKett	75,000	162,500	192,500	105,000	-	535,000
Ted Campbell	-	-	36,000	72,000	30,000	138,000
Total	$250,000	$562,500	$728,500	$452,000	$30,000	$2,023,000

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Six Months Ended December 31, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to December 31, 2009

C.	RELATED PARTY TRANSACTIONS (CONT’D)

ACCRUED LIABILITIES (CONT’D)

Salaries for Mr. Foley and Mr. DeKett are payable in cash, while Mr. Campbell’s salary is payable in cash and stock of $55,500 and $82,500, respectively.  His stock compensation is expensed and issued at the end of each month; $3,250 in stock for each of the months December 2009 through May 2010, and $3,500 in stock for each of the months June 2010 through November 2011.  The number of shares issued is based on the average trading price over the previous thirty days.  Accrued cash salaries for the officers totaled $1,160,500 and $812,500 at December 31, 2009 and June 30, 2009, respectively, and will be paid as cash flows allow.  Salary expense totaled $348,000 and $281,250 for the six months ended December 31, 2009 and 2008, respectively.

The Company also reimburses its officers for expenses they incur in the Company’s behalf, including rent for the use of property for business purposes.  Rent expense totaled $66,060 and $99,000 for the six months ended December 31, 2009 and 2008, respectively.

Salaries, rent, and other reimbursable expenses owed to officers totaled $1,325,112 and $981,906 at December 31, 2009 and June 30, 2009, respectively, and will be repaid as cash flows allow.

CONSULTING SERVICES

On December 1, 2009, the Company executed a consulting agreement with a company affiliated with the Company’s CFO.  See Note E (3).

D.	NOTES PAYABLE

The Company has originated the following notes payable with unaffiliated entities and individuals:

	Principal Balance		Accrued Interest
	12/31/2009	6/30/2009	12/31/2009	6/30/2009
Note 1, 10% interest, due April 30, 2011	$250,000	$250,000	$27,253	$16,668
Note 2, 20% interest, due on demand	25,000	25,000	3,335	835
Note 3, 20% interest, due on demand	5,000	5,000	583	83
Note 4, 0% interest, due on demand	2,500	-	-	-
Totals	282,500	280,000	$31,171	17,586
Less current portion (Notes 2, 3, and 4)	(32,500)	(30,000)
Noncurrent portion (Note 1)	$250,000	$250,000

The notes require monthly interest payments only, with principal and any accrued interest payable upon maturity or demand, as indicated above.

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Six Months Ended December 31, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to December 31, 2009

E.	STOCKHOLDERS’ DEFICIT

The Company has authorized 75,000,000 shares of common stock with a par value of $.001, and no preferred stock.  Upon inception on November 13, 2007, the Company had 6,480,000 shares issued and outstanding, which represents the number of shares issued by AGI in the recapitalization retroactively reflected to have occurred at inception.  The recapitalization also included an effective share issuance of 4,533,000, which represents the number of AGI shares issued and outstanding at June 30, 2008 (the most recent fiscal year prior to the recapitalization).  Additional share issuances occurring through December 31, 2009 to arrive at the total shares issued and outstanding of 15,665,000 are as follows:

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

During the period of July through December 2009, the following shares were issued for services rendered, as prepayment for future services to be rendered, or for cash in accordance with private offerings to unrelated individuals:

	Number	Stock	Cash	Services	Services
Date	of Shares	Price	Received	Rendered	Prepaid
7/1/2009	200,000	$0.10	$20,000	$-	$-
8/1/09	125,000	0.10	-	5,208	7,292	(1)
9/11/2009	560,000	0.10	56,000	-	-
9/16/09	24,000	0.10	-	2,400	-	(2)
10/23/2009	100,000	0.05	5,000	-	-
12/1/09	50,000	0.05	-	-	2,500	(3)
12/19/09	104,000	0.10	-	10,400	-	(4)
12/31/09	65,000	0.05	-	3,250	-	(5)
Totals	1,228,000		$81,000	$21,258	$9,792

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Six Months Ended December 31, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to December 31, 2009

E.	STOCKHOLDERS’ DEFICIT (CONT’D)

(1)
On August 1, 2009, the Company entered into an agreement with an unrelated entity that was to render financial consulting services for a 12-month period.  As compensation, the Company issued 125,000 shares of common stock upon the agreement’s execution.  The shares were valued at $.10 per share for total compensation of $12,500 to be amortized ratably over the term of the agreement.  During the six months ended December 31, 2009, the Company amortized $5,208 to consulting expense, resulting in a $7,292 prepaid balance that has been reported in the stockholders’ equity section of the balance sheet.  The entity is also entitled to $25,000 in finders’ fees for each $1,000,000 of funding raised in the Company’s behalf.  No funds have been raised as of the date of this report.

(2)
On August 5, 2009, the Company entered into an agreement with an unrelated individual who was to render consulting services for a 6-week period.  The consultant was to receive cash compensation of $6,000 over the term of the contract, and 24,000 shares of common stock upon the contract’s completion.  The shares were valued at $.10 per share, for total stock compensation of $2,400 to be expensed ratably over the contract’s term.  The Company recorded 6 weeks, or $8,400, of consulting expense during the six months ended December 31, 2009, of which $6,000 was paid in cash.  The 24,000 shares of common stock were issued upon the contract’s completion on September 16, 2009.

(3)
On December 1, 2009, the Company executed an agreement with a company affiliated with its CFO (“the Affiliate”) that is to perform services including the compilation and coordination of corporate documentation, as well as filing services to facilitate the Company’s public listing on the OTCBB.  The Affiliate was compensated with a non-refundable $7,500 cash retainer payment and 50,000 shares of common stock upon the agreement’s execution, and an additional $7,500 cash payment is due upon the completion of a Form S-1 to be filed with the SEC.  The stock was valued at $.05 per share for total prepaid compensation of $2,500.  As of December 31, 2009, no services had been rendered under this contract.

(4)
On June 19, 2009, the Company entered into an agreement with an unrelated individual who was to render consulting services for a 26-week period.  The consultant received cash compensation of $36,400 over the term of the contract, and 104,000 shares of common stock upon the contract’s completion on or about December 19, 2009.  The shares were valued at $.10 per share, for total stock compensation of $10,400.

(5)
On December 31, 2009, the Company issued to Ted Campbell 65,000 shares of common stock at $.05 per share for compensation expense of $3,250 pursuant to an employment agreement (Note C, Accrued Liabilities).

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Six Months Ended December 31, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to December 31, 2009

E.	STOCKHOLDERS’ DEFICIT (CONT’D)

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

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Six Months Ended December 31, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to December 31, 2009

F.	CONVERTIBLE DEBENTURES

At December 31, 2009 and June 30, 2009, the Company’s unconverted debentures totaled $19,904 ($30,200 principal netted with $10,296 unamortized debt discount) and $15,778 ($30,200 principal netted with $14,422 unamortized debt discount), respectively, while the potential number of shares into which the debentures could be converted was 302,000 based on a $.10 conversion rate.  Accrued interest on the bonds totaled $1,364 and $458 at December 31, 2009 and June 30, 2009, respectively.  No debentures were converted during the six months ending December 31, 2009.

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

Deferred compensation in the amount of $1,160,500 has been expensed per the financial statements but is not deducted for tax purposes in the current year.  This results in a deferred tax asset of $406,175 which would reduce tax payments in the future as the compensation is subsequently recognized for tax purposes.  This deferred tax asset however is offset in its entirety by a valuation allowance of the same amount due to doubts concerning the Company’s ability to utilize the deferred tax asset in future years.

Operating loss carryforwards of $1,521,135 (including permanent differences of $370,311 attributed to AGI’s accumulated losses on the reverse recapitalization date) generated since inception through December 31, 2009 will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $532,398 were completely offset by a valuation allowance, which increased by approximately $187,537 and $156,396 during the six months ended December 31, 2009 and 2008, respectively.  This deferred tax asset was also offset due to a lack of evidence that suggests that the Company would likely be able to utilize the asset to offset tax payments in future years.

H.	GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of and during the period from November 13, 2007 (inception) to December 31, 2009, the Company has incurred net losses totaling $2,311,324, and has a working capital deficit of $1,585,890.

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Six Months Ended December 31, 2009 and 2008,
and the Period of November 13, 2007 (Inception) to December 31, 2009

H.	GOING CONCERN CONSIDERATIONS (CONT’D)
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

The Company has entered into several licensing agreements whereby the Company licenses certain gaming software from various developers.  The Company is responsible for paying royalties to the developers based on product sales.  In the event that no product is sold, the Company is also required to pay a minimum royalty in order to maintain exclusivity (i.e., the developer cannot license the same software to the Company's competitors).  Certain developers also require prepayment of royalties that are either offset by future sales, or expire at the end of a calendar year - at which point they are expensed.  The Company had prepaid $100,000 and $55,000 in royalties at December 31, 2009 and June 30, 2009, respectively.  No sales of the licensed products had occurred during the period of inception on November 13, 2007 through December 31, 2009, so only exclusivity minimums of $80,521 and $31,771 have been accrued at December 31, 2009 and June 30, 2009, respectively.  The Company recognized royalty expense of $8,750 and $9,375 during the six months ended December 31, 2009 and 2008, respectively.

J.	SUBSEQUENT EVENTS
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

The Company has evaluated events from December 31, 2009, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section must be read in conjunction with the unaudited financial statements included in this report.

A.  Management’s Discussion

The Company was originally organized as a Nevada Corporation on July 15, 2004 under the name Aldar Group, Inc. (“AGI”) for the purpose of acquiring, selling and breeding thoroughbred horses. NanoTech Entertainment, Inc. (“NEI”) was originally organized as a Nevada corporation on November 13, 2007. On April 30, 2009, NEI entered into an Acquisition Agreement (the “Agreement”) with AGI, wherein AGI acquired 100% of NEI’s issued and outstanding common stock through the exchange of 6,480,000 common shares.  As a result of the Agreement, the Company changed its name to NanoTech Entertainment, Inc. (“NTI”) (“the Company” or “We” or “NanoTech”) to better reflect the direction of the newly formed entity.

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

During the period from July 15, 2004 (AGI’s inception) to December 31, 2009, the Company generated revenues of $72,987, while incurring $13,295 in cost of sales, $2,117,306 in general and administrative expenses, $239,098 in interest expense, and $14,612 in losses from AGI’s discontinued operations. This resulted in a cumulative net loss of $2,311,324 through December 31, 2009.

During the six months ended December 31, 2009, the Company generated revenues of $17,136 while incurring $2,965 in cost of sales, $523,286 in general and administrative expenses, and $26,704 in interest expense. This is compared to earning $17,559 in revenues for the six months ended December 31, 2008, while incurring $748 in cost of sales, $445,598 in general and administrative expenses, and $18,058 in interest expense. This resulted in a net loss for the six months ended December 31, 2009 and 2008 of $535,819 and $446,845, respectively. The net loss for both comparative periods is attributable primarily to the continuing costs of operations and product development.

For the three months ended December 31, 2009, the Company generated revenues of $10,345 while incurring cost of sales of $1,992, general and administrative expenses of $247,655, and interest expense of $13,352. During the three months ended December 31, 2008, the Company earned revenues of $12,029, while incurring $688 in cost of sales, $223,213 in general and administrative expenses, and $8,042 in interest expense. This resulted in a net loss of $252,654 and $219,914 for three months ended December 31, 2009 and 2008, respectively. The net loss for both quarter ends is attributable primarily to the continuing costs of operations and product development.

Liquidity and Capital Resources

As of December 31, 2009, the Company had a working capital deficit of $1,585,890, which is current assets minus current liabilities.  This negative working capital is attributable to monies owed for the acquisition of the Company’s current products, monies owed to officers for accrued salaries and other reimbursable expenses, royalties payable, convertible debentures, and the accrued interest and current portion of notes payable to related and unrelated parties.  The Company’s current assets as of December 31, 2009 consisted of $19,037 in cash, $11,050 in inventory, $7,500 in prepaid expenses, and $100,000 in prepaid royalties.

NTI has limited capital resources from which to operate.  Without the realization of either significant cash flow from ongoing revenue or additional capital investment, the Company may not be able to continue without short-term loans from its current officers and directors.  However, the Company’s independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

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

Opti-Gun™ Adapter - The OptiGun Adapter is a USB adapter that allows players to connect Arcade Light Guns to any USB based system. This universal adapter provides a complete solution to implement an arcade game including Gun Inputs, Force Feedback Outputs, digital inputs, and built in audio amplifier. The adapter can also be used with PC-based emulators such as M.A.M.E. to connect arcade light guns on your home system.

Retr-IO™ Adapter - The Retr-IO Adapter provides a standard JAMMA interface for USB based systems. This universal adapter provides a complete solution to implement an arcade game using Joysticks, Trackballs, Spinners, buttons and features, digital outputs, and built-in audio and video amplifiers.

The board works with any PC-based system including M.A.M.E and other emulation products. It provides an all-in-one solution to hooking up traditional arcade controls to your PC, or any USB system. All digital inputs and outputs are interfaced via standard keyboard commands, and appear as mapped keys to your games. The default key mappings match those of many popular PC emulation products. Two Trackballs and two Spinners are supported, and are mapped to the system as mice. The board supports four player standard configurations or two-player four-way joystick and six button configurations.

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

ITEM 4T. CONTROLS AND PROCEDURES

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) was evaluated under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that the information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time period required for the filing of this quarterly report.

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

Based on their most recent review, which was completed within ninety days of the filing of this report, NTI’s Officers have concluded that the Company’s newly-adopted disclosure controls and procedures will be effective to ensure that information required to be disclosed by NTI in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to NTI’s management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  There were no significant changes in NTI’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 23, 2009, the Company issued to an unaffiliated individual100,000 shares of common stock at $.05 per share for $5,000 in cash.

On December 1, 2009, the Company executed an agreement with a consultant that will perform services to include the compilation and coordination of corporate documentation, as well as filing services to facilitate the Company’s public listing on the OTCBB.  The consultant was compensated with a non-refundable $7,500 cash retainer payment and 50,000 shares of common stock due upon the agreement’s execution, and will receive a $7,500 cash payment due upon the completion of a Form S-1 to be filed with the SEC.  The stock was valued at $.05 per share for total prepaid compensation of $2,500.  As of the report date, no services had been rendered under this contract.

On June 19, 2009, the Company entered into an agreement with an unrelated individual who was to render consulting services for a 26-week period.  The consultant received cash compensation of $36,400 over the term of the contract, and 104,000 shares of common stock upon the contract’s completion on or about December 19, 2009.  The shares were valued at $.10 per share, for total stock compensation of $10,400.

On December 31, 2009, 65,000 shares of common stock were issued to Ted Campbell for services as CFO and Chief Compliance Officer of the Company for the month of December 2009.  This monthly compensation represents $5,000 per month comprised of $1,750 in cash and sufficient shares of stock valued at the monthly average trading price to equal $3,250.  These terms will remain in effect for the first six months of the agreement beginning December 1, 2009.  Afterwards, the cash compensation will increase to $2,500 and stock value will increase to $3,500 for the remaining 18 months.

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

(b) Reports on Form 8-K

During the period ended December 31, 2009, NANOTECH ENTERTAINMENT, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NanoTech Entertainment, Inc.
(Registrant)

Signature	Title	Date

/s/ Robert Dekett	President & CEO, Director	May 24, 2010
Robert Dekett

/s/ Robert Dekett	Secretary, Treasurer, Director	May 24, 2010
Robert Dekett

/s/ Ted D. Campbell II	Principal Financial Officer	May 24,, 2010
Ted D. Campbell II

/s/ Robert Dekett	Principal Accounting Officer	May 24, 2010
Robert Dekett