Form 10-Q
period 2010-03-31
NanoTech Entertainment, Inc.
filed 2010-05-25
CIK 1425905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

NanoTech Entertainment, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	June 30,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$452	$35,536
Stock subscription receivable (Note E)	5,000	-
Inventory (Note B)	-	8,800
Prepaid expenses	-	2,500
Prepaid royalties (Note I)	107,500	55,000
Total current assets	112,952	101,836
Property and equipment (Note B)	3,945	3,071
Less: accumulated depreciation	(2,511)	(1,524)
Net property and equipment	1,434	1,547
Total assets	$114,386	$103,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities:
Accounts payable	$160,516	$81,553
Cash drawn in excess of bank balance	-	5,174
Accrued liabilities – related parties (Note C)	1,538,953	981,906
Royalties payable (Note I)	92,396	31,771
Accrued interest, convertible debentures (Note F)	1,817	458
Accrued interest, notes payable (Note D)	38,963	17,586
Accrued interest, notes payable – related party (Note C)	18,486	9,223
Convertible debentures, net (Note F)	21,967	15,778
Notes payable – current (Note D)	32,500	30,000
Notes payable – current, related party (Note C)	90,908	80,500
Total current liabilities	1,996,506	1,253,949
Long-Term Liabilities
Notes payable – noncurrent (Note D)	250,000	250,000
Total liabilities	2,246,506	1,503,949

STOCKHOLDERS’ DEFICIT (Note E)
Common stock, $.001 par value, 75,000,000 shares authorized, 15,910,000 and 14,437,000 shares issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	15,910	14,437
Additional paid-in capital	488,829	360,502
Services prepaid with common stock	(4,167)	-
Deficit accumulated during the development stage	(2,632,692)	(1,775,505)
Total stockholders’ deficit	(2,132,120)	(1,400,566)
Total liabilities and stockholders’ deficit	$114,386	$103,383

The accompanying notes are an integral part of these financial statements.

NanoTech Entertainment, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended		November 13, 2007 (inception) to
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010
Revenues:
Sales, net	$14,588	$5,649	$31,724	$23,208	$87,575
Less: costs of goods sold	(15,454)	(603)	(18,419)	(1,351)	(28,749)
Gross profit	(866)	5,046	13,305	21,857	58,826

Operating Expenses:
Selling, general and administrative	307,104	210,466	830,390	656,064	2,424,410

Other Income (Expenses)
Interest expense	(13,398)	(2,278)	(40,102)	(20,336)	(252,496)

Net loss before income taxes	(321,368)	(207,698)	(857,187)	(654,543)	(2,618,080)

Provision for income taxes	-	-	-	-	-

Net loss before discontinued operations	(321,368)	(207,698)	(857,187)	(654,543)	(2,618,080)

Discontinued operations:
Loss from discontinued operations (net)	-	-	-	-	(14,612)

Net loss available to common stockholders	$(321,368)	$(207,698)	$(857,187)	$(654,543)	$(2,632,692)

Continuing operations
Basic	$(0.02)	$(0.03)	$(0.06)	$(0.10)
Diluted	$(0.02)	$(0.03)	$(0.06)	$(0.10)

Weighted average shares outstanding
Basic	15,733,278	6,480,000	15,340,288	6,480,000
Diluted	16,035,278	6,480,000	15,642,288	6,480,000

The accompanying notes are an integral part of these financial statements.

NanoTech Entertainment, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			November 13,
	Nine Months Ended		2007 (Inception) to
	March 31,		March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(857,187)	$(654,543)	$(2,632,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	987	768	3,214
Amortization of debt discount	6,189	-	37,567
Common stock issued for finder fees	-	-	162,000
Common stock issued for services	25,800	-	45,800
Amortization of services prepaid with common stock	10,833	-	10,833
Interest on debt converted to common stock	-	-	124,500
Loss on disposal of fixed assets	-	-	10,373
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	572
Decrease (increase) in inventory	8,800	(10,218)	-
Decrease in prepaid expenses	2,500	-	-
Decrease in prepaid expenses – related party	-	57,576	-
Increase in prepaid royalties	(52,500)	(46,250)	(107,500)
Increase in accounts payable	78,963	82,151	122,237
Increase in accrued liabilities – related party	557,047	435,840	1,466,062
Increase in accrued interest, convertible debentures	1,359	-	1,666
Increase in accrued interest, notes payable	21,377	-	38,963
Increase in accrued interest, notes payable – related party	9,263	-	16,629
Increase in royalties payable	60,625	38,750	92,396
Net cash used in operating activities	(125,944)	(95,926)	(607,380)

Cash flows from investing activities:
Net cash received in reverse recapitalization	-	-	31,769
Purchase of property and equipment	(874)	-	(3,945)
Cash flows provided by (used in) investing activities	(874)	-	27,824

Cash flows from financing activities:
Increase (decrease) in cash drawn in excess of bank balance	(5,174)	5,752	-
Proceeds from issuance of convertible debentures	-	-	21,300
Proceeds from issuance of common stock	81,000	-	188,000
Proceeds from notes payable – related party	13,408	25,000	90,908
Repayment of notes payable – related party	-	-	(2,700)
Proceeds from notes payable	2,500	30,000	282,500
Net cash provided by financing activities	91,734	60,752	580,008

Increase (decrease) in cash	(35,084)	(35,174)	452
Cash, beginning of period	35,536	41,801	-
Cash, end of period	$452	$6,627	$452
(continued)

NanoTech Entertainment, Inc.
(A Development Stage Company)
Statements of Cash Flows (cont’d)
(unaudited)

			November 13,
	Nine Months Ended		2007 (Inception) to
	March 31,		March 31,
	2010	2009	2010

Non-cash investing and financing activities:
Issuance of common stock upon conversion of debentures	$-	$-	$40,000
Issuance of common stock upon conversion of loan	$-	$-	$500
Issuance of common stock in settlement of vendor debt	$-	$-	$1,000
Conversion of notes payable to convertible debentures	$-	$-	$21,400
Issuance of common stock for stock subscription receivable	$5,000	$-	$5,000
Forgiveness of related party debt	$3,000	$-	$3,000

Supplemental cash flow information:
Interest paid in cash	$1,916	$18,295	$31,973
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NanoTech Entertainment, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
Nine Months Ended March 31, 2010 and 2009,
and the Period of November 13, 2007 (Inception) to March 31, 2010

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

The accompanying financial statements include those of NEI for the period of inception on November 13, 2007 through March 31, 2010.  The financial statements of AGI are consolidated from the date of the Agreement through June 30, 2009, subsequent to which the NEI Nevada corporation was dissolved and the AGI Nevada corporation amended its Articles of Incorporation to effect its name change to NanoTech Entertainment, Inc. (“NTI”), thereby discontinuing all AGI operations and assuming all of the former NEI assets, liabilities, and operations.  Prior to June 30, 2009, all significant intercompany balances and transactions were eliminated in consolidation.  Subsequent to June 30, 2009, the financial statements consist solely of NTI.

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

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Nine Months Ended March 31, 2010 and 2009,
and the Period of November 13, 2007 (Inception) to March 31, 2010

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company’s cash balances totaled $452 and $35,536 as of March 31, 2010 and June 30, 2009, respectively.

INVENTORY

The Company’s inventory is stated at the lower of cost or market using the FIFO costing method.  Inventory on hand totaled $0 and $8,800 at March 31, 2010 and June 30, 2009, respectively, and consisted entirely of finished goods gaming equipment available and ready for sale.

PROPERTY AND EQUIPMENT

The Company’s property and equipment is comprised of office and computer equipment, which are stated at cost.  Depreciation is calculated over the estimated useful lives ranging from 3 to 7 years using the straight – line method.  The Company is in the development stage and has only acquired minimal operating assets.  At March 31, 2010 and June 30, 2009, the Company had property and equipment of $3,945 and $3,071, and aaccumulated depreciation of $2,511 and $1,524, respectively.  Depreciation expense totaled $987 and $768 for the nine months ended March 31, 2010 and 2009, respectively.

REVENUE RECOGNITION

Revenues for gaming equipment sales are recognized when risks associated with ownership have passed to unaffiliated customers, and when all criteria of ASB Topic No. 605 (SAB Topic 13) have been met.  Typically, this occurs when finished products are shipped.

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Nine Months Ended March 31, 2010 and 2009,
and the Period of November 13, 2007 (Inception) to March 31, 2010

B.	SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

ASC Topic No. 260 requires presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, while diluted loss per share takes into consideration the convertible bonds (Note F) and their related interest and debt discount.  For the three months ended March 31, 2010, the potential conversion of the bonds would have no effect on loss per share due to the Company’s continuing losses, so basic and diluted loss per share are the same.  For the nine months ended March 31, 2009, the potential conversion of the bonds would have an antidilutive effect on loss per share.  The Company has no other potentially dilutive securities, such as options or warrants, currently issued and outstanding.
	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
BASIC
Net loss	$(321,368)	$(207,698)	$(857,187)	$(654,543)
Weighted average common shares outstanding	15,733,278	6,480,000	15,340,288	6,480,000
Net loss per share (Basic)	$(0.02)	$(0.03)	$(0.06)	$(0.10)

DILUTED
Net loss (Basic)	$(321,368)	$(207,698)	$(857,187)	$(654,543)
Convertible bond interest expense	2,516	-	7,548	-
Unamortized convertible bond issuance costs	(8,233)	-	(8,233)	-
Net loss (Diluted)	$(327,085)	$(207,698)	$(857,872)	$(654,543)

Weighted average common shares outstanding (Basic)	15,733,278	6,480,000	15,340,288	6,480,000
Convertible preferred shares	-	-	-	-
Convertible bonds and notes	302,000	-	302,000	-
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares outstanding (Diluted)	16,035,278	6,480,000	15,642,288	6,480,000
Net loss per share (Diluted)	$(0.02)	$(0.03)	$(0.05)	$(0.10)

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

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Nine Months Ended March 31, 2010 and 2009,
and the Period of November 13, 2007 (Inception) to March 31, 2010

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-19 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

C.	RELATED PARTY TRANSACTIONS

NOTES PAYABLE

Several of the Company’s current and former officers and other affiliates have provided funding in the form of notes payable, totaling $90,908 and $80,500 as of March 31, 2010 and June 30, 2009, respectively.  The notes carry interest rates ranging from 0% to 20%, resulting in interest expense of $9,263 and $4,291 for the nine months ended March 31, 2010 and 2009, respectively, and accrued interest of $18,486 and $9,223 as of March 31, 2010 and June 30, 2009, respectively.  During the nine months ended March 31, 2010, $3,000 in notes payable to former officers and directors were forgiven and written off to additional paid-in capital.  The notes are due on demand and therefore classified as current liabilities. Interest has not been imputed due to its nominal impact on the financial statements.

ACCRUED LIABILITIES

The Company has employment agreements with its current and former officers whereby the officers are entitled to the salaries for each of the years ended June 30th payable as follows:

	2008	2009	2010	2011	2012	Total
David Foley	$175,000	$400,000	$500,000	$275,000	$-	$1,350,000
Robert DeKett	75,000	162,500	192,500	105,000	-	535,000
Ted Campbell	-	-	36,000	72,000	30,000	138,000
Total	$250,000	$562,500	$728,500	$452,000	$30,000	$2,023,000

NanoTech Entertainment, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
Nine Months Ended March 31, 2010 and 2009,
and the Period of November 13, 2007 (Inception) to March 31, 2010

C.	RELATED PARTY TRANSACTIONS (CONT’D)

ACCRUED LIABILITIES (CONT’D)

Salaries for Mr. Foley and Mr. DeKett are payable in cash, while Mr. Campbell’s salary is payable in cash and stock of $55,500 and $82,500, respectively.  His stock compensation is expensed and issued at the end of each month; $3,250 in stock for each of the months December 2009 through May 2010, and $3,500 in stock for each of the months June 2010 through November 2011.  The number of shares issued is based on the average trading price over the previous thirty days.  Accrued cash salaries for the officers totaled $1,336,875 and $812,500 at March 31, 2010 and June 30, 2009, respectively, and will be paid as cash flows allow.  Salary expense totaled $534,375 and $421,875 for the nine months ended March 31, 2010 and 2009, respectively.

The Company also reimburses its officers for expenses they incur in the Company’s behalf, including rent for the use of property for business purposes.  Rent expense totaled $113,640 and $148,360 for the nine months ended March 31, 2010 and 2009, respectively.

Salaries, rent, and other reimbursable expenses owed to officers totaled $1,538,953 and $981,906 at March 31, 2010 and June 30, 2009, respectively, and will be repaid as cash flows allow.

CONSULTING SERVICES

On December 1, 2009, the Company executed a consulting agreement with a company affiliated with the Company’s CFO.  See Note E (3).

D.	NOTES PAYABLE

The Company has originated the following notes payable with unaffiliated entities and individuals:

	Principal Balance		Accrued Interest
	3/31/2010	6/30/2009	3/31/2010	6/30/2009
Note 1, 10% interest, due April 30, 2011	$250,000	$250,000	$35,460	$16,668
Note 2, 20% interest, due on demand	25,000	25,000	2,920	835
Note 3, 20% interest, due on demand	5,000	5,000	583	83
Note 4, 0% interest, due on demand	2,500	-	-	-
Totals	282,500	280,000	$38,963	17,586
Less current portion (Notes 2, 3, and 4)	(32,500)	(30,000)
Noncurrent portion (Note 1)	$250,000	$250,000

The notes require monthly interest payments only, with principal and any accrued interest payable upon maturity or demand, as indicated above.

NanoTech Entertainment, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
Nine Months Ended March 31, 2010 and 2009,
and the Period of November 13, 2007 (Inception) to March 31, 2010

E.	STOCKHOLDERS’ DEFICIT
The Company has authorized 75,000,000 shares of common stock with a par value of $.001, and no preferred stock.  Upon inception on November 13, 2007, the Company had 6,480,000 shares issued and outstanding, which represents the number of shares issued by AGI in the recapitalization retroactively reflected to have occurred at inception.  The recapitalization also included an effective share issuance of 4,533,000, which represents the number of AGI shares issued and outstanding at June 30, 2008 (the most recent fiscal year prior to the recapitalization).  Additional share issuances occurring through March 31, 2010 to arrive at the total shares issued and outstanding of 15,910,000 are as follows:

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

During the period of July 2009 through March 2010, the following shares were issued for services rendered, as prepayment for future services to be rendered, or for cash in accordance with private offerings:

	Number	Stock	Cash	Services	Services
Date	of Shares	Price	Received	Rendered	Prepaid
7/1/2009	200,000	$0.10	$20,000	$-	$-
8/1/09	125,000	0.10	-	8,333	4,167	(1)
9/11/2009	560,000	0.10	56,000	-	-
9/16/09	24,000	0.10	-	2,400	-	(2)
10/23/2009	100,000	0.05	5,000	-	-
12/1/09	50,000	0.05	-	2,500	-	(3)
12/19/09	104,000	0.10	-	10,400	-	(4)
12/31/09	65,000	0.05	-	3,250	-	(5)
1/31/10	65,000	0.05	-	3,250	-	(5)
2/28/10	65,000	0.05	-	3,250	-	(5)
3/30/10	50,000	0.10	5,000	-	-	(6)
3/31/10	65,000	0.05	-	3,250	-	(5)
Totals	1,473,000		$86,000	$36,633	$4,167

NanoTech Entertainment, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
Nine Months Ended March 31, 2010 and 2009,
and the Period of November 13, 2007 (Inception) to March 31, 2010

E.	STOCKHOLDERS’ DEFICIT (CONT’D)

(1)
On August 1, 2009, the Company entered into an agreement with an unrelated entity that was to render financial consulting services for a 12-month period.  As compensation, the Company issued 125,000 shares of common stock upon the agreement’s execution.  The shares were valued at $.10 per share for total compensation of $12,500 to be amortized ratably over the term of the agreement.  During the nine months ended March 31, 2010, the Company amortized $8,333 to consulting expense, resulting in a $4,167 prepaid balance at that has been reported in the stockholders’ equity section of the balance sheet at March 31, 2010.  The entity is also entitled to $25,000 in finders’ fees for each $1,000,000 of funding raised in the Company’s behalf.  No funds have been raised as of the date of this report.

(2)
On August 5, 2009, the Company entered into an agreement with an unrelated individual who was to render consulting services for a 6-week period.  The consultant was to receive cash compensation of $6,000 over the term of the contract, and 24,000 shares of common stock upon the contract’s completion.  The shares were valued at $.10 per share, for total stock compensation of $2,400 to be expensed ratably over the contract’s term.  The Company recorded 6 weeks, or $8,400, of consulting expense during the nine months ended March 31, 2010, of which $6,000 was paid in cash.  The 24,000 shares of common stock were issued upon the contract’s completion on September 16, 2009.

(3)
On December 1, 2009, the Company executed an agreement with a company affiliated with its CFO (“the Affiliate”) that is to perform services including the compilation and coordination of corporate documentation, as well as filing services to facilitate the Company’s public listing on the OTCBB.  Upon the agreement’s execution, the Affiliate was compensated with a non-refundable $7,500 cash retainer payment and 50,000 shares of common stock.  An additional $7,500 cash payment is due upon the completion of a Form S-1 to be filed with the SEC.  The stock was valued at $.05 per share for total prepaid compensation of $2,500.  During the three months ended March 31, 2010, the $2,500 and $7,500 in prepaid stock and cash, respectively, were amortized to expense.

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

(5)
On each of the dates December 31, 2009, January 31, 2010, February 28, 2010, and March 31, 2010, the Company issued to Ted Campbell 65,000 shares of common stock at $.05 per share, resulting in total shares issued of 260,000 and total compensation expense of $13,000.  These amounts were paid pursuant to an employment agreement (Note C, Accrued Liabilities).

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Nine Months Ended March 31, 2010 and 2009,
and the Period of November 13, 2007 (Inception) to March 31, 2010

E.	STOCKHOLDERS’ DEFICIT (CONT’D)
(6)
On March 30, 2010, the Company issued to an unaffiliated investor 50,000 shares of common stock at $.10 per share for $5,000.  The cash was received by the Company on April 1, 2010, and has thus been reported as a stock subscription receivable (current asset).

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

NanoTech Entertainment, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
Nine Months Ended March 31, 2010 and 2009,
and the Period of November 13, 2007 (Inception) to March 31, 2010

F.	CONVERTIBLE DEBENTURES

At March 31, 2010 and June 30, 2009, the Company’s unconverted debentures totaled $21,967 ($30,200 principal netted with $8,233 unamortized debt discount) and $15,778 ($30,200 principal netted with $14,422 unamortized debt discount), respectively, while the potential number of shares into which the debentures could be converted was 302,000 based on a $.10 conversion rate.  Accrued interest on the bonds totaled $1,817 and $458 at March 31, 2010 and June 30, 2009, respectively.  No debentures were converted during the nine months ended March 31, 2010.

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

Deferred compensation in the amount of $1,336,875 has been expensed per the financial statements but is not deducted for tax purposes in the current year.  This results in a deferred tax asset of $467,906 which would reduce tax payments in the future as the compensation is subsequently recognized for tax purposes.  This deferred tax asset however is offset in its entirety by a valuation allowance of the same amount due to doubts concerning the Company’s ability to utilize the deferred tax asset in future years.

Operating loss carryforwards of $1,666,128 (including permanent differences of $370,311 attributed to AGI’s accumulated losses on the reverse recapitalization date) generated since inception through March 31, 2010 will begin to expire in 2027.  Accordingly, deferred tax assets of approximately $583,145 were completely offset by a valuation allowance, which increased by approximately $300,015 and $229,090 during the nine months ended March 31, 2010 and 2009, respectively.  This deferred tax asset was also offset due to a lack of evidence that suggests that the Company would likely be able to utilize the asset to offset tax payments in future years.

H.	GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of and during the period from November 13, 2007 (inception) to March 31, 2010, the Company has incurred net losses totaling $2,632,692, and has a working capital deficit of $1,883,554.

NanoTech Entertainment, Inc.
(A Development Stage Company)
 Notes to Unaudited Financial Statements
Nine Months Ended March 31, 2010 and 2009,
and the Period of November 13, 2007 (Inception) to March 31, 2010

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

The Company has entered into several licensing agreements whereby the Company licenses certain gaming software from various developers.  The Company is responsible for paying royalties to the developers based on product sales.  In the event that no product is sold, the Company is also required to pay a minimum royalty in order to maintain exclusivity (i.e., the developer cannot license the same software to the Company's competitors).  Certain developers also require prepayment of royalties that are either offset by future sales, or expire at the end of a calendar year - at which point they are expensed.  The Company had prepaid $107,500 and $55,000 in royalties at March 31, 2010 and June 30, 2009, respectively.  No sales of the licensed products had occurred during the period of inception on November 13, 2007 through March 31, 2010, so only exclusivity minimums of $92,396 and $31,771 have been accrued at March 31, 2010 and June 30, 2009, respectively.  The Company recognized royalty expense of $13,125 and $17,500 during the nine months ended March 31, 2010 and 2009, respectively.

J.	SUBSEQUENT EVENTS

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

On April 1, 2010, the Company received $5,000 in satisfaction of a stock subscription receivable for 50,000 shares of common stock issued on March 30, 2010, as described in Note E (6).

The Company has evaluated events from March 31, 2010, through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

During the period from July 15, 2004 (AGI’s inception) to March 31, 2010, the Company generated revenues of $87,575, while incurring $28,749 in cost of sales, $2,424,410 in general and administrative expenses, $252,496 in interest expense, and $14,612 in losses from AGI’s discontinued operations. This resulted in a cumulative net loss of $2,632,692 through March 31, 2010.

During the nine months ended March 31, 2010, the Company generated revenues of $31,724, while incurring $18,419 in cost of sales, $830,390 in general and administrative expenses, and $40,102 in interest expense. This is compared to earning $23,208 in revenues for the nine months ended March 31, 2009, while incurring $1,351 in cost of sales, $656,064 in general and administrative expenses, and $20,336 in interest expense. This resulted in a net loss for the nine months ended March 31, 2010 and 2009 of $857,187 and $654,543, respectively. The net loss for both comparative periods is attributable primarily to the continuing costs of operations and product development.

For the three months ended March 31, 2010, the Company generated revenues of $14,588, while incurring cost of sales of $15,454, general and administrative expenses of $307,104, and interest expense of $13,398. During the three months ended March 31, 2009, the Company earned revenues of $5,649, while incurring $603 in cost of sales, $210,466 in general and administrative expenses, and $2,278 in interest expense. This resulted in a net loss of $321,368 and $207,698 for three months ended March 31, 2010 and 2009, respectively. The net loss for both quarter ends is attributable primarily to the continuing costs of operations and product development.

Liquidity and Capital Resources

As of March 31, 2010, the Company had a working capital deficit of $1,883,554, which is current assets minus current liabilities.  This negative working capital is attributable to monies owed for the acquisition of the Company’s current products, monies owed to officers for accrued salaries and other reimbursable expenses, royalties payable, convertible debentures, and the accrued interest and current portion of notes payable to related and unrelated parties.  The Company’s current assets as of March 31, 2010 consisted of $452 in cash, $5,000 in stock subscription receivable, and $107,500 in prepaid royalties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On each of the dates December 31, 2009, January 31, 2010, February 28, 2010, and March 31, 2010, the Company issued to Ted Campbell 65,000 shares of common stock at $.05 per share, resulting in total shares issued of 260,000 and total compensation expense of $13,000.  These amounts were paid pursuant to Mr. Campbell’s employment agreement with the Company.

On March 30, 2010, the Company issued to an unaffiliated investor 50,000 shares of common stock at $.10 per share for $5,000.  The cash was received by the Company on April 1, 2010, and has thus been reported as a stock subscription receivable (current asset).

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

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

(b) Reports on Form 8-K

During the period ended March 31, 2010, NANOTECH ENTERTAINMENT, INC. filed the following Current Reports on Form 8-K:

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